Form 10KSB
period 1996-03-31
CARC INC
filed 1996-06-21
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

                  Annual Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                 For the fiscal year ended March 31, 1996

                      Commission File Number 0-18727

                              CARC, Inc.
              (Name of small business issuer in its charter)

South Carolina                                         57-0641693
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation of organization)

500 Downs Loop, Clemson, South Carolina                  29631
(Address of principal executive offices)               (Zip Code)

Issuers's telephone number, including
  area code:                                 (864) 654-1155


Securities registered pursuant to Section 12(b) of the Exchange Act:

                                        Name of each exchange
Title of each class                     on which registered

None                                    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Common Stock
                             (Title of class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

     Yes   x                       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year:    $2,984,686

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding at March 31, 1996 is :

               Common stock, $1 par value    536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1996 annual meeting are incorporated by reference in Part III.

                                  PART 1

Item 1.   Business.

CARC, Inc., the registrant, was organized under the laws of the State of South Carolina on December 20, 1976 to plan, develop, construct and operate a retirement community ("Clemson Downs") in the Clemson, South Carolina area to include residential apartments, an accredited health care center and related recreational and social facilities. The company's present office is located at 500 Downs Loop, Clemson, South Carolina 29631, and its telephone number is (864) 654-1155.

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last three fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                        1996           1995           1994

     1.   Health care center -          47.9%          46.8%          46.7%

     2.   Apartment rentals -           49.3%          49.7%          50.7%



The apartment buildings at Clemson Downs provide a choice of seven floor plans. The apartments rent for between $794 and $1,585 per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included in the rental fee. In addition, residents may select a catered living program. Apartment rates for the catered living program range between $1,470 and $2,900 per month, depending on the floor plan chosen and number of occupants per apartment. The catered living program provides special services and three meals per day to residents in the program. Each apartment has a patio deck, and each floor of each building has its own washer and dryer room.
All buildings have entrances at ground level. Some buildings are also served by elevators. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal. There is an emergency response call system to the health care center in each apartment and smoke and heat detectors are located throughout the property.




Item 1.   Business. (continued)

The health care center provides convalescent and rehabilitative treatment to inpatient adults, including those who are admitted after hospitalization and before returning to their homes, and is designed to supplement general hospital care, rather than compete directly with general hospitals. The services furnished by the health care center include room, board, nursing care, drugs, supplies, medical equipment, other medical services, social activities and physical, speech and recreational therapy. The health care center contains private and semi-private rooms. It also has laundry facilities and a reception area. The admission, treatment and discharge of each health care center resident are under the direction of the resident's attending physician. Although no full-time staff physicians are retained, the health care center has a part time-medical director as well as consulting and on-call physicians as required.

The health care center receives payments for resident care directly on a private pay basis, including payments from private health insurance, and from governmental reimbursement programs such as the federal Medicare program. Within the statutory framework of the Medicare program, there are substantial areas subject to administrative rulings, interpretations and discretion which affect payments made under those programs.

Health care facility operations are subject to federal, state and local government regulations. Health care facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, the buildings, furniture and equipment; the qualifications of the administrative personnel and staff; the quality of care; and the compliance with the laws and regulations relating to operation of the facilities. State licensure of a health care facility is a prerequisite to certification for participation in the Medicare program. Management believes that the health care center at Clemson Downs is presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those standards are subject to change, there can be no assurance that the health care center will be able to maintain its licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the registrant to comply with them.

Clemson Downs competes with other local and regional retirement communities on the basis of reputation and physical appearance and in the case of its health care center on the basis of the quality of care provided. The primary, secondary and tertiary service areas for Clemson Downs are as follows:

     Primary Service Area - the City of Clemson;

     Secondary Service Area - an 18 mile radius extending from the City of Clemson; and

     Tertiary Service Area - All other areas.


Item 1.   Business. (continued)

Approximately 60% of the current patients in the health care center resided in the Primary Service Area immediately before being admitted to the health care center. The Secondary Service Area accounted for almost 30% of the current patients last residence and the remaining 10% of the patients at the health care center were from areas outside of the 18 mile radius, or the Tertiary Service Area.

There are many health care institutions and corporations that furnish services similar to those offered by the registrant. Some competitors operate nationally and have substantially greater resources than the registrant.

The registrant also experiences competition in the search for nurses, technicians, aides and other high-quality professional and non-professional employees.

The registrant maintains professional liability, comprehensive general liability and other typical insurance coverage on all its facilities. The registrant believes that its insurance is adequate in amount and coverage.

The registrant employees approximately 75 persons in its business and believes its relations with its employees are good.


Item 2.   Properties.

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 96 apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair.

There is a mortgage balance of $2,982,973 at March 31, 1996 that is collateralized by land and buildings.


Item 3.   Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.


Item 4.   Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 1996.
                                  PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received
fees for these services.   There are approximately 536 holders of the
registrant's common stock. There have been no cash dividends declared or paid during the past three fiscal years to the holders of the registrant's common stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis that follow discusses the financial condition, results of operations, liquidity and capital resources of the registrant.


Financial Condition

During the second quarter of the current year, the Center exercised an option stated in its mortgage with a bank to make a $150 thousand payment against the outstanding principal without penalty.


Results of Operations

Net income for the year ended March 31, 1996 and 1995 was $250 thousand and $223 thousand, respectively.

Operating revenues for the year ended March 31, 1996 and 1995 were $2,985 thousand and $3,002 thousand, respectively. The overall decrease in operating revenues of $17 thousand is due primarily to a decrease in both apartment and miscellaneous revenues and an increase in health care revenue. Health care center revenues increased $23 thousand as a result of an increase in the number of beds at the end of fiscal year 1995. Miscellaneous revenue decreased approximately $23 thousand due primarily to the Center receiving a refund in the prior year for workers' compensation insurance premiums. The decrease of $19 thousand in apartment revenues occurred from a combination of two factors. First, there was an increase in apartment residents staying in the health care center. When this occurs, the resident only pays a reduced fee for the apartment to exclude meal charges. Secondly, there was an increase in single apartment residents, which reduces total apartment revenues.

Item 6.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations. (continued)


Operating expenses for the years ended March 31, 1996 and 1995 were $2,757 thousand and $2,797 thousand, respectively. The net decrease of $40 thousand was primarily attributable to decreases in interest, general and administrative, and property tax costs which were offset by an increase in health care center expenses. Interest expense decreased $33 thousand as a result of the reduction in principal during the current year. General and administrative expenses decreased $11 thousand as a result of a decrease in worker's compensation insurance costs. Property taxes decreased $18 thousand as a result of a lower property tax rate for the current year. Health care center costs increased $25 thousand as a result of an increase in hiring more temporary employees.

Item 7.  Financial Statements.


                             Table of Contents


                                                            Page

Independent Auditors' Report . . . . . . . . . . . . . . . . .7

Balance Sheets . . . . . . . . . . . . . . . . . . . . . .8 - 9

Statements of Operations . . . . . . . . . . . . . . . . . . 10

Statements of Stockholders' Equity . . . . . . . . . . . . . 11

Statements of Cash Flows . . . . . . . . . . . . . . . .12 - 13

Notes to Financial Statements. . . . . . . . . . . . . .14 - 20

                       Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the Center) as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended March 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



May 17, 1996
                   CARC, INC.
                              Balance Sheets
                          March 31, 1996 and 1995


                                                  Assets

                                                     1996           1995
Current assets
    Cash                                           $ 225,709     $221,627
    Investments                                      112,926      131,830
    Accounts receivable, net of allowance for
    doubtful accounts of $5,000 in 1996
    and 1995                                         117,133      128,468
    Accrued interest receivable                        7,230        7,500
    Prepaid insurance                                 20,613       16,323
    Inventory                                         14,924       14,924

         Total current assets                        498,535      520,672

Assets whose use is limited:
    By stockholders for expansion of facilities      109,336        109,336

Property, buildings, and equipment, net            3,943,841      4,099,609
Entrance fees in escrow                               99,063         89,710
Other assets - principally loan refinancing costs    114,998        126,997




                                               $   4,765,773     $4,946,324







                                                               (continued)
                                CARC, INC.
                        Balance Sheets (continued)
                          March 31, 1996 and 1995


                   Liabilities and Stockholders' Equity

                                                      1996           1995

Current liabilities
     Current installments of long-term debt       $  252,021     $  230,793
     Accounts payable                                  5,881         10,204
     Accrued payroll                                  42,022         36,882
     Accrued payroll and property taxes               27,752         28,972
     Accrued interest                                 19,265         24,486
     Other accrued liabilities                         9,067          7,000
     Unearned revenue                                 21,084         63,866

          Total current liabilities                  377,092        402,203

Refundable entrance fees                              99,063         89,710
Long-term debt, excluding current installments     2,730,952      3,145,539

          Total liabilities                        3,207,107      3,637,452

Stockholders' equity:
     Common stock, $1 par value.  Authorized
     600,000 shares; issued and outstanding
     536,000 shares                                  536,000        536,000
     Additional paid-in capital                    2,111,886      2,111,886
     Accumulated deficit                          (1,089,220)    (1,339,014)

          Total stockholders' equity               1,558,666      1,308,872

                                                  $4,765,773     $4,946,324

                                CARC, INC.
                         Statements of Operations
                 Years Ended March 31, 1996, 1995 and 1994

                                     1996              1995           1994
Operating revenues:
    Apartments                  $  1,472,650     $  1,491,622     $ 1,502,990
    Health care center             1,430,410        1,406,976       1,383,775
    Dietary                           46,815           41,922          41,771
    Residential services              30,956           34,077          29,025
    Miscellaneous                      3,855           27,284           6,117
      Net operating revenues       2,984,686        3,001,881       2,963,678

Operating expenses:
    Apartments                       201,049          207,245         176,609
    Health care center               722,674          697,390         643,316
    Dietary                          560,532          562,559         535,859
    Residential services              29,888           31,050          27,792
    Maintenance and repair           104,978          103,150          97,558
    Housekeeping                     100,955          104,162          93,358
    Administrative and general       268,037          278,799         315,768
    Depreciation and amortization    278,903          272,802         259,588
    Utilities                        172,443          171,393         165,904
    Interest                         238,935          272,379         352,776
    Property taxes                    78,201           96,462          92,316

    Total operating expenses       2,756,595        2,797,391       2,760,844

       Income from operations        228,091          204,490         202,834

Nonoperating revenues (expenses):
    Interest and investment income    28,808           24,469          22,765
    Loss on disposal of assets        (7,105)          (5,973)         (6,447)

         Nonoperating revenues        21,703           18,496          16,318

         Net income                $ 249,794         $222,986      $  219,152

Per share information:
    Net income                           $    .47     $     .42     $    .41

Weighted average number of shares
outstanding during the year            536,000      536,000        536,000


                               CARC, INC.
                    Statements of Stockholders' Equity
                 Years Ended March 31, 1996, 1995 and 1994

                                            Additional          Total
                  Common      Paid-In       Accumulated         Stockholders'
                  Stock       Capital       Deficit             Equity
Balances at
 March 31, 1993     $ 536,000  $2,111,886    $(1,781,152)       $   866,734


Net income                -           -          219,152            219,152

Balances at
 March 31, 1994       536,000   2,111,886     (1,562,000)          1,085,886

Net income               -           -           222,986             222,986

Balances at
 March 31, 1995      536,000   2,111,886     (1,339,014)           1,308,872

Net income               -           -          249,794              249,794

Balances at
 March 31, 1996     $ 536,000  $2,111,886    $(1,089,220)    $     1,558,666



                                 CARC, INC.
                         Statements of Cash Flows
                 Years Ended March 31, 1996, 1995 and 1994



                                          1996         1995           1994
Cash flows from operating activities:
  Net income                           $249,794      $ 222,986    $   219,152
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Depreciation and amortization       266,903        272,801        259,588
    Loss on sale of equipment             7,105          5,973          6,447
    Decrease (increase) in:
      Accounts receivable, net           11,335        (10,088)       (17,661)
      Accrued interest receivable           270         (2,981)        (4,519)
      Prepaid insurance                  (4,290)         2,722         22,018
      Inventory                               -             80            (79)
      Entrance fees in escrow            (9,353)        14,897         (6,711)
      Other assets                       11,999             -        (141,831)
    Increase (decrease) in:
      Accounts payable                   (4,323)           766           (215)
      Accrued payroll                     5,140          6,291          4,821
      Accrued payroll and property
      taxes                              (1,220)         1,371          1,653
      Accrued interest payable           (5,221)        24,486             -
      Other accrued liabilities           2,067            683           (100)
      Unearned revenue                  (42,782)         5,443         23,870
      Entrance fee proceeds               9,353          6,389         20,352
      Entrance fee refunds                   -         (21,286)       (13,641)

        Net cash provided by
         operating activities           496,777        530,533        373,144


                                                                (continued)

                              CARC, INC.
                   Statements of Cash Flows (continued)
                 Years Ended March 31, 1996, 1995 and 1994




                                          1996         1995           1994

Cash flows from investing activities:
    Purchase of investments, net      $   18,904      $(13,628)    $ (118,202)
    Capital expenditures                (118,240)     (133,589)      (101,447)

      Net cash used in
      investing activities               (99,336)     (147,217)      (219,649)

Cash flows from financing activities:
    Proceeds from borrowing                    -             -      3,850,000
    Principal payments of
    long-term debt                      (393,359)     (348,669)    (4,274,632)
    Principal payments under capital
    lease obligations                       -             -              (896)

       Net cash used in
       financing activities             (393,359)     (348,669)      (425,528)

   Net increase (decrease) in cash         4,082        34,647       (272,033)

Cash at beginning of year                221,627       186,980        459,013

Cash at end of year                     $225,709     $ 221,627       $186,980

                                CARC, INC.
                       Notes to Financial Statements
                       March 31, 1996, 1995 and 1994




1.  Summary of Significant Accounting Policies

         CARC, Inc. (the "Center") is a corporation existing for the purpose of operating a retirement community in the Clemson, South Carolina area with an accredited health care facility, residential apartments and other facilities. The following are the significant accounting policies used in preparation of the accompanying financial statements.

         Operating Revenues - Apartment revenues consist of rental, meals and miscellaneous other income. Rentals amounted to $1,065,842 in 1996, $1,074,629 in 1995, and $1,083,124 in 1994. Health Care Center
         revenues consist primarily of room and board fees amounting to $1,349,193 in 1996, $1,330,367 in 1995, and $1,335,883 in 1994, and
         also include fees for medical supplies and physical therapy.
         Dietary revenues consist of fees charged for meals and catered functions.

         Resident Revenue - Resident revenue is reported at the estimated net realizable amounts from residents, third-party payors, and others for service rendered.

         Revenue received under the South Carolina Medicare program is subject to audit and retroactive adjustment. Settlements, if any, are included as contractual revenue adjustments in the year of determination.

         Refundable Fees and Deposits - Refundable entrance deposits are refunded without interest to the former tenant or estate thereof. Refundable application fees are refunded upon demand by the original applicant. Refundable security deposits are refunded upon termination of the rental agreement less the cost of repairs. See
         Note 4.

         Investment Securities - The Center accounts for investments according to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities (SFAS 115). Under SFAS 115, investment securities held for investment are stated at amortized cost since the Center has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investments are amortized into income over the contractual terms of the security using a level yield interest method. Gains and losses on the sale of these securities would be calculated on the specific identification method.



         Assets Whose Use Is Limited - Assets whose use is limited consist of funds that have been set aside by the Center's stockholders for the expansion of facilities. See Note 3. The body which placed the limitations retains control over the funds and may, at its discretion, subsequently use such funds for other purposes. Since the amount is designated for noncurrent assets, it has been excluded from current assets in the accompanying balance sheets.

         Property, Buildings, and Equipment - Property, buildings, and equipment are stated at cost or, if donated, at fair market value at date of receipt. Depreciation on buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

         Inventory - Inventory consists of food and medical supplies and is carried at cost (first-in, first-out).

          Fair Value of Financial Instruments - Generally accepted accounting principles require disclosure of fair value information about financial instruments. Cash, accounts receivable, accounts payable and current notes payable will typically be received or paid within a short period after the balance sheet date. The Center estimates the fair value of these items to be the same as their carrying value.

          The estimated fair value of long-term notes is based on the fact that contractual rates approximate market rates for similar instruments. The Center estimates the fair value of these items to be the same as their carrying value.

          Accounts Receivable - Accounts receivable consist of unsecured balances from residents and patients for monthly apartment and health care center charges. The Center uses the allowance method to account for uncollectible accounts receivable. The allowance for bad debt accounts is based upon prior years' experience and management's analysis of possible bad debts.

          Income Taxes - The Center accounts for income taxes according to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. See Note 7.

          Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers unrestricted highly liquid investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

          As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $215,348 in 1996, $247,893 in 1995, and $352,776 in 1994. The Center paid no income taxes in 1996, 1995 or 1994.

          Unearned Revenue - Unearned revenue represents advance payment of gross room rates.

          Estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Reclassifications - Certain prior year amounts have been reclassified to conform to current year presentation.


2.   Health Care Center Revenues

     A portion of Health Care Center revenue is generated by patients who qualify for the Medicare program. The approximate percentage of such revenue was 1% in 1996, 1995, and 1994. Patient service revenue is recorded at established rates with provisions made for differences between patient service revenue at the Center's established rates and the related Medicare reimbursement. Such adjustments are accrued on an estimated basis in the period the related services are rendered.


3.   Cash, Cash Equivalents and Investments

     A summary of the Center's cash, cash equivalents and investments at March 31 follows:

                                                         1996         1995

                         Cash                     $     225,709     $221,627
                         Investments:
                         U.S. Treasury obligations      321,325      330,876

                                                       $547,034     $552,503





   The carrying amounts and approximate market value of investment securities are:

                              Amortized            Unrealized        Market
                              Cost                 Gain              Value

  March 31, 1996               $    321,325          $   7,229     $  328,554

  March 31, 1995               $    330,876          $   7,604     $  338,480

  There were no unrealized losses on securities or realized gains or losses on securities in 1994, 1995 or 1996.

  The aggregate of these funds is classified as assets in the accompanying balance sheets as follows:
                                              1996                   1995

  Cash and cash equivalents                $  225,709            $  221,627
  Investments                                 112,926               131,830
  Assets whose use is limited                 109,336               109,336
  Entrance fees in escrow                      99,063                89,710

                                            $ 547,034             $ 552,503

  The Company has on deposit with a financial institution a cash balance of $ 256,776 and $221,301 at March 31, 1996 and 1995, respectively. Amounts exceeding $100,000 are not guaranteed by the Federal Deposit Insurance Corporation.


4.  Refundable Entrance Fees and Deposits

    During 1995, all entrance fees and deposits were refunded and only security deposits will be accepted in future periods. Refundable security deposits consist of the following at March 31:

                                                       1996           1995

              Refundable security deposits         $   99,063      $  89,710






5.  Property, Building, and Equipment

     A summary of property, buildings, and equipment at March 31 follows:

                                          1996                    1995

      Land and land improvements            $  539,119          $     539,119
      Buildings                              6,233,075              6,151,233
      Equipment                                533,545                515,036
      Vehicles                                  53,079                 53,079
      Construction in progress                  16,000                 21,827

                                             7,374,818              7,280,294
      Less accumulated depreciation          3,430,977              3,180,685

      Property, buildings and equipment,
      net                                   $3,943,841          $   4,099,609

    The Center is in the process of building renovations at March 31, 1996. The contract sum is $23,690; $16,000 has been incurred at March 31, 1996. The construction will be completed within the year ended March 31, 1997.

6.  Long-Term Debt

     Long-term debt consists of a mortgage note due in October 2005. Monthly payments of $40,626, including interest at 7.5% are to be made during the first six years of the loan period. During the second six years, the interest rate will equal the yield of the banks cost of issuing a large certificate of deposit in the secondary market and having a maturity most proximate to six years plus 2.5% per annum. The note had an outstanding balance of $2,982,973 at March 31, 1996 and $3,376,332 at March 31,1995.
     The note is collateralized by land and buildings with a depreciated cost of approximately $3,790,000 at March 31, 1996.

   The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 1996 are as follows:

                             1997              $  253,021
                             1998                 268,018
                             1999                 288,825
                             2000                 290,053
                             2001                 270,362
              Thereafter                        1,612,694
                                               $2,982,973

7.  Income Taxes

         The Center accounts for income taxes according to SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). The Statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.
         SFAS No. 109 requires the recording of a deferred tax asset for the tax benefit of a loss carryforward only if it is more likely than not that there will be sufficient taxable income in future years to offset the loss carryforward and if the benefit is offset by a deferred tax liability. Since the Center's deferred tax liabilities are not sufficient to offset a tax asset resulting from the benefit of the following loss carryforwards and it cannot reasonably predict that there will be adequate taxable income in future periods to offset the loss carryforwards, no deferred tax assets and liabilities have been recorded on its balance sheet for the years ending 1996 and 1995.

         For financial statement and income tax reporting purposes at March 31, 1996, the Center has net operating loss carryforwards and investment tax credit carryforwards which, if not used to offset future taxable income or taxes, will expire as follows:


    Year ending March 31 Loss Carryforwards Credit Carryforwards

         1997              $            -             $ 515
         1998                           -                76
         1999                           -               385
         2000                       65,574              712
         2001                      174,699              156
         2002                       56,080               -
         2004                      146,181               -
         2005                      370,611               -
         2006                      269,514               -
         2007                      126,952               -

                      $          1,209,611          $ 1,844






8.  Contingencies
         The Center is involved in a lawsuit arising in the ordinary course of business. In the opinion of the Center's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Center's financial position.


9.  Retirement Plan
         The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%.
         The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $23,182, $11,270, and $-0- for the years ended March 31, 1996, 1995, and 1994, respectively.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

                                   None.

                                 PART III

Item 9.  Directors and Executive Officers of the Registrant.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

The information called for by Items 9, 10, 11, and 12 has been omitted because the registrant will file with the SEC no later than 120 days after the close of its fiscal year a definitive proxy pursuant to Regulation 14A. Such information is hereby incorporated by reference from registrants definitive proxy statement.

Item 13. Exhibits and Reports on Form 8-K.

A. Financial statements included in Part II of this annual report are as follows:

                                           Independent Auditors' Report
                                           Balance Sheets
                                           Statements of Operations
                                           Statements of Stockholders' Equity
                                           Statements of Cash Flows
                                           Notes to Financial Statements

B.       Exhibits

                                           None.


C.       Reports on Form 8-K

                                           None filed.
                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant     CARC, INC.


By
                                         /S/Anita M. Davis
                                            Anita M. Davis
                                            Administrator




Date