Form 10QSB
period 1996-06-30
CARC INC
filed 1996-08-08
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1996

                      Commission file number    0-18727


                                 CARC, Inc.
           (Exact name of registrant as specified in its charter)


South Carolina                                    57-0641693

(State or other jurisdiction                                (I.R.S. Employer
of incorporation of organization)                           Identification No.)


     500 Downs Loop
     Clemson, SC                                       29631

(Address of principal                                  (Zip Code)
executive offices)



Registrant's telephone number, including area code: (864) 654-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 1-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes    X                                     No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date.

Class                                        Outstanding at June 30, 1996
Common stock, $1,000 par value                    536,000


                                 CARC, INC.
                       Quarterly Report on Form 10-QSB
                For the Quarterly Periods Ended June 30, 1996

                                    INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          The following financial statements of the Center are incorporated herein by reference and included in Exhibit A:

          A.   Unaudited Balance Sheet at June 30, 1996

          B. Unaudited Statements of Operations for the Three Months Ended June 30,1996 and 1995

          C. Unaudited Statement of Cash Flows for the Three Months ended June 30,1996 and 1995

          D.   Note to Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Condition

          There have been no significant changes in the Center's financial condition since March 31, 1996.

          Results of Operations

          Net income for the three months ended June 30, 1996 and 1995 was $37 thousand and $75 thousand, respectively.

          Operating Revenues

          Operating revenues for the three months ended June 30, 1996 and 1995 were $750 thousand and $756 thousand, respectively. The overall decrease in operating revenues for the three months ended June 30, 1996 over the same period in 1995 is due primarily to a decrease in apartment occupancy of 3%; also the Center changed the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

          Operating Expenses

          Operating expenses for the three months ended June 30, 1996 and
          1995 were $720 thousand and $683 thousand, respectively.   The net
          increase was primarily attributable to increases in health care center and administrative and general expenses which were offset by a decrease in interest. Interest expense decreased $8 thousand due to reduction of the principal balance of the mortgage. Administrative and general expenses increased approximately $14 thousand due primarily to increased wages and professional fees. Health care center expenses increased approximately $28 thousand due primarily to an increase in wages and the use of temporary employees. Other operating expenses remained relatively stable.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the CARC, Inc. is a party or of which any of its property is the subject.

Item 2.   Changes in Securities

          There have been no changes in securities during the reporting period.

          Under South Carolina law CARC, Inc. may pay dividends unless after giving effect to the dividend the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Please refer to the following minutes of the shareholders' meeting held June 13, 1996 for the information requested for this item.

                                  CARC. INC.
                        ANNUAL MEETING OF SHAREHOLDERS
                                JUNE 13, 1996

          The Annual Meeting of the shareholders of CARC, Inc. was held at 2:00 PM June 13, 1996, in the East Clemson Baptist Church, Clemson, SC Directors present: Helen Gregory, Eleanor BUrley, Edward Macholl, William Monroe, Bill Bowen, Robert Watson, Marvin Owings, and Elizabeth Martin, Cobb was absent.

          Mrs. Gregory called the meeting to order and announced that a quorum was present to conduct business. Mr. Ken Flint, Chairman of the nominating committee was called to the floor. Mr Flint introduced the four new members elected for this year. They were Elizabeth Seefeld, Julia Wise, Luther Honaker and Wencel Neumann. Mrs. Gregory then asked the entire board for next year to stand. Members from the previous year were Burley, Monroe, Macholl, Watson, and Bowen. These five (5) plus our four (4) new members constitute the 96-97 CARC board.

          Eleanor Burley, secretary was asked to read the minutes from the July 1995 meeting. Mr. Flint made a motion to accept these minutes. Mrs. Brandt seconded.

          Mrs. Anita Davis, CARC Administrator then reported on the progress made during the previous year. She attributed much of their success to the experience of her present staff. All of who have been with her over five (5) years. These last four (4) years have all shown profits with the mortgage principal having decreased over a million dollars. The apartments remain full with a waiting list; the HCC bed occupancy has increased by a small percentage; and dietary profits have stayed marginal. Volunteers continue their dedicated service giving much time and money to the Downs.

          Ms. Claire Wagner was then called to give the election committee results. There were 286 votes for the directors and 280 to ratify the appointment of Crisp Hughes and Company as independent accounts.

          Edward Macholl, Treasurer was asked to give his report. There was a small increase in profits this year but increased expenses may necessitate a rate increase in the future.

          Mendel Sherman then presented to the departing board members' Certificates of Appreciation to Gregory, Owings, Martin and Cobb for their time and service.

          With no other business the meeting was adjourned at 2:35 PM.

          Eleanor Burley, Corporate Secretary



Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibit A                     Selected Financial Statements

          B. There were no reports on Form 8-K filed for the three months ended June 30, 1996.

Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              CARC, Inc.
                                              Clemson, South Carolina





Date:  July 22, 1996                       /S/Anita M. Davis
                                              Anita M. Davis
                                              Administrator

                                 EXHIBIT A


                                 CARC, INC.
                                Balance Sheet
                                June 30, 1996
                                 (unaudited)

Assets
Current assets:
    Cash                                                          $  319,342
    Investments                                                      112,926
    Accounts receivable, net of allowance for
      contractual adjustments of $5,000                              113,652
    Accrued interest receivable                                        2,790
    Prepaid expenses                                                  50,143
    Inventory                                                         14,924
        Total current assets                                         613,777

Assets whose use is limited:
    By stockholders for expansion of facilities                      109,336

Property, buildings, and equipment, net                            3,919,934
Entrance fees in escrow                                               97,736
Other assets - principally loan refinancing costs                    111,998

                                                             $     4,852,781
Liabilities and Stockholders' Equity

Current liabilities:
    Current installments of long-term debt                   $       252,021
    Accounts payable                                                  61,757
    Accrued payroll                                                   20,465
    Accrued payroll and property taxes                                44,817
    Accrued interest                                                  19,265
    Other accrued liabilities                                          4,534
    Unearned revenue                                                  90,931
        Total current liabilities                                    493,790

Refundable entrance fees                                              97,736
Long-term debt, excluding current installments                     2,665,824
        Total liabilities                                          3,257,350

Stockholders' equity:
    Common stock $1 par value. Authorized 600,000
      shares; issued 536,000 shares in 1996 and 1995                 536,000
    Additional paid-in capital                                     2,111,886
    Accumulated deficit                                           (1,052,455)
        Total stockholders' equity                                 1,595,431

                                                             $     4,852,781

           See accompanying note to interim financial statements.

                           CARC, INC.
                          Statements of Operations
              For the Three Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                                        Three Months Ended
                                            June 30, 1996       June 30, 1995
Operating revenues:
    Apartments                                $  368,228          $  372,678
    Health Care Center                           364,881             362,391
    Dietary                                       13,005              12,530
    Residential services                           3,871               7,682
    Miscellaneous                                 -                      651

        Total operating revenues                 749,985             755,932

Operating expenses:
    Apartments                                    51,786              47,043
    Health Care Center                           194,769             166,962
    Dietary                                      144,238             140,959
    Residential services                           3,830               7,802
    Maintenance and repair                        27,810              27,670
    Housekeeping                                  26,417              24,893
    Administrative and general                    80,141              65,897
    Depreciation and amortization                 71,445              70,399
    Utilities                                     42,337              42,350
    Interest                                      56,750              64,317
    Property taxes                                20,528              24,439

        Total operating expenses                 720,051             682,731

        Income from operations                    29,934              73,201

Nonoperating revenue (expense):
    Interest and investment income                 6,831               7,158
    Loss on disposal of equipment                    -                (5,233)
        Nonoperating revenue (expense)             6,831               1,925

        Net income                            $   36,765          $   75,126

Per share information:
    Net income                                $      .07          $      .14

Weighted average number of shares
    outstanding during the period                536,000             536,000




           See accompanying note to interim financial statements.

                                CARC, INC.
                          Statements of Cash Flows
              For the Three Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                                       1996            1995

Cash flows from operating activities:
    Net income                                       $   36,765   $   75,126
    Adjustment to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     71,445       70,399
        Loss on disposal of equipment                        -          5,233
        Decrease (increase) in:
          Cash - funds held for others                     1,327       (2,049)
          Accounts receivable                              3,481        8,419
          Accrued interest receivable                      4,440        4,406
          Prepaid expenses                               (29,530)       8,566
          Other assets                                     3,000        2,999
        Increase (decrease) in:
          Accounts payable                                 55,876      13,559
          Accrued expenses                                 (9,025)       (325)
          Unearned revenue                                 69,847     (30,285)
          Deposits held for others                         (1,327)      2,049

         Net cash provided by operating activities        206,299     158,097

Cash flows from investing activities:
    Capital expenditures                                 (47,538)     (33,874)

Cash flows from financing activities:
    Principal payments of long-term debt                 (65,128)     (57,562)

Net increase in cash                                      93,633       66,661

Cash at beginning of period                              225,709      221,627

Cash at end of period                                 $  319,342   $  288,288











           See accompanying note to interim financial statements.

                                 CARC, INC.
                    Notes to Interim Financial Statements
                                June 30, 1996



(1) Basis of Presentation

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended June 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.