Form 10QSB/A
period 1996-06-30
CARC INC
filed 1996-10-18
CIK 720847

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1997             MAR-31-1996
[PERIOD-START]                             APR-01-1996             APR-01-1995
[PERIOD-END]                               JUN-30-1996             JUN-30-1995
[CASH]                                         319,342                       0
[SECURITIES]                                   112,926                       0
[RECEIVABLES]                                  118,652                       0
[ALLOWANCES]                                     5,000                       0
[INVENTORY]                                     14,924                       0
[CURRENT-ASSETS]                               613,777                       0
[PP&E]                                       7,419,356                       0
[DEPRECIATION]                               3,499,422                       0
[TOTAL-ASSETS]                               4,852,781                       0
[CURRENT-LIABILITIES]                          493,790                       0
[BONDS]                                      2,665,824                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                       536,000                       0
[OTHER-SE]                                   1,059,431                       0
[TOTAL-LIABILITY-AND-EQUITY]                 4,852,781                       0
[SALES]                                              0                       0
[TOTAL-REVENUES]                               749,985                 755,932
[CGS]                                                0                       0
[TOTAL-COSTS]                                  663,301                 618,414
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                              56,750                  64,317
[INCOME-PRETAX]                                 36,765                  75,126
[INCOME-TAX]                                         0                       0
[INCOME-CONTINUING]                             36,765                  75,126
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                    36,765                  75,126
[EPS-PRIMARY]                                      .07                     .14
[EPS-DILUTED]                                      .00                     .00