Form 10QSB
period 1996-09-30
CARC INC
filed 1996-11-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            Form 10-QSB

          Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996

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


Yes    X                                               No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date.

Class                                  Outstanding at September 30, 1996
Common stock, $1,000 par value         536,000



                              CARC, INC.
                    Quarterly Report on Form 10-QSB
           For the Quarterly Periods Ended September 30, 1996

                                INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

The following financial statements of the Center are incorporated herein by reference and included in Exhibit A:

           A.   Unaudited Balance Sheet at September 30, 1996

           B. Unaudited Statements of Operations for the Three Months ended September 30, 1996 and 1995

           C. Unaudited Statements of Cash Flows for the Six Months ended September 30, 1996 and 1995

           D. Unaudited Statements of Cash Flows for the Six Months ended September 30, 1996 and 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Financial Condition

           During the current quarter, the Board approved removal of Board restrictions on assets of $109,336.

           There have been no other significant changes in the Center's financial condition since March 31, 1996.

           Results of Operations

           Net income for the six months ended September 30, 1996 and 1995 was $99 thousand and $141 thousand, respectively.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

           Operating Revenues

           Operating revenues for the six months ended September 30,1996 and 1995 were $1,531 thousand and $1,514 thousand, respectively. The overall increase in operating revenues for the six months ended September 30, 1996 over the same period in 1995 is due primarily to an increase in health care center revenues which were offset by a decrease in residential services. Health care center revenues increased $29 thousand due to an increase in occupancy.

           Residential services revenue decreased $12 thousand due to a change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee.

           Operating Expenses

           Operating expenses for the six months ended September 30, 1996 and 1995 were $1,446 thousand and $1,381 thousand, respectively. The net increase was primarily attributable to increases in apartment, health care center, dietary, and administrative and general expenses which were offset by decreases in residential services and interest expenses. Apartment expenses increased $11 thousand due to an increase in salary and maintenance costs. Health care center costs increased $46 thousand due to an increase in the use of temporary employees and salary increases. Dietary expenses increased approximately $18 thousand due to an increase in food and beverage costs, and administrative and general expenses increased approximately $15 thousand due primarily to increased wages and professional fees. Residential services decreased approximately $12 thousand due to the change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee. Interest expense decreased $15 thousand due to a reduction of the principal balance of the mortgage. Other operating expenses remained relatively stable.

           Nonoperating revenue

           Nonoperating revenue for the six months ended September 30, 1996 increased approximately $5 thousand over the same period in 1995 primarily due a loss on disposal of assets during 1995.


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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           A.  Exhibit A                  Selected Financial Statements

           B. There were no reports on Form 8-K filed for the three months ended September 30, 1996.



Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Carc, Inc.
                                             Clemson, South Carolina





Date:  October 22, 1996                     /s/ Anita M. Davis
                                                Anita M. Davis
                                                Administrator









                                EXHIBIT A









                                  CARC, INC.
                                Balance Sheet
                              September 30, 1996
                                  (unaudited)

Assets

Current assets:
  Cash                                                    $    341,544
  Investments                                                  112,926
  Accounts receivable, net of allowance for
  contractual adjustments of $5,000                            118,850
  Accrued interest receivable                                    6,974
  Prepaid expenses                                              35,304
  Inventory                                                     14,924
       Total current assets                                    630,522

Property, buildings, and equipment, net                      3,867,618
Entrance fees in escrow                                        103,287
Other assets - principally loan refinancing costs              108,998

                                                          $  4,710,425
Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                  $     252,021
  Accounts payable                                               26,184
  Accrued payroll                                                49,002
  Accrued payroll and property taxes                             63,055
  Accrued interest                                               19,266
  Other accrued liabilities                                       6,322
  Unearned revenue                                               84,184
       Total current liabilities                                500,034

Refundable entrance fees                                        103,287
Long-term debt, excluding current installments                2,449,431
        Total liabilities                                     3,052,752

Stockholders' equity:
  Common stock $1 par value. Authorized 600,000
  shares; issued 536,000 shares in 1996 and 1995                536,000
Additional paid-in capital                                    2,111,886
Accumulated deficit                                            (990,213)
   Total stockholders' equity                                 1,657,673

                                                         $    4,710,425




       See accompanying note to interim financial statements.




                                  CARC, INC.
                           Statements of Operations
           For the Three Months Ended September 30, 1996 and 1995
                                 (Unaudited)

                                            Three Months Ended
                                        September 30,    September 30,
                                             1996             1995

Operating revenues:
  Apartments                            $   368,994      $    368,637
  Health Care Center                        394,251           367,673
  Dietary                                    10,423            10,977
Residential services                            885             9,120
Miscellaneous                                 7,872             1,826
   Total operating revenues                 782,425           758,233


Operating expenses:
  Apartments                                 57,453            51,263
Health Care Center                          194,443           176,263
Dietary                                     156,001           141,324
Residential services                          1,075             8,956
Maintenance and repairs                      25,963            23,452
Housekeeping                                 33,183            28,485
Administrative and general                   65,435            63,747
Depreciation and amortization                71,680            69,292
Utilities                                    45,941            47,873
Interest                                     55,486            63,200
Property taxes                               20,404            24,439
   Total operating expenses                 727,064           698,294

   Income from operations                    55,361            59,939

Nonoperating revenue (expense):
  Interest and investment income              7,408             8,126
  Loss on disposal of assets                   (527)           (1,391)
     Nonoperating revenue                     6,881             6,735

     Net income                         $    62,242       $    66,674

Per share information:
  Net income                            $       .12       $       .13

Weighted average number of shares
outstanding during the period               536,000            36,000



          See accompanying note to interim financial statements.




                                   CARC, INC.
                            Statements of Operations
           For the Six Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                              Six Months Ended
                                        September 30,    September 30,
                                             1996             1995
Operating revenues:
  Apartments                            $    737,222     $    741,315
  Health Care Center                         759,132          730,064
  Dietary                                     23,429           23,507
  Residential services                         4,756           16,803
  Miscellaneous                                6,903            2,479
    Total operating revenues               1,531,442        1,514,168

Operating expenses:
  Apartments                                 109,239           98,306
  Health Care Center                         389,212          343,225
  Dietary                                    300,239          282,282
  Residential services                         4,906           16,759
  Maintenance and repairs                     53,772           51,123
  Housekeeping                                59,600           53,379
  Administrative and general                 144,607          129,644
  Depreciation and amortization              143,125          139,692
  Utilities                                   88,278           90,223
  Interest                                   112,236          127,516
  Property taxes                              40,932           48,878
     Total operating expenses              1,446,146        1,381,027

     Income from operations                   85,296          133,141

Nonoperating revenue (expense):
  Interest and investment income              14,238           15,284
  Loss on disposal of assets                    (527)          (6,625)
    Nonoperating revenue                      13,711            8,659

    Net income                          $     99,007      $   141,800

Per share information:
   Net income                           $        .18      $       .26

Weighted average number of shares
outstanding during the period                536,000          536,000


           See accompanying note to interim financial statements



                                CARC, INC.
                         Statements of Cash Flows
           For the Six Months Ended September 30, 1996 and 1995
                                (Unaudited)

                                                  1996            1995
Cash  flows from operating activities:
  Net income                                 $    99,007    $    141,800
  Adjustment to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization               143,125         145,691
     Loss on disposal of assets                      527           6,625
     Decrease (increase) in:
       Cash - funds held for others              ( 4,224)        (1,160)
       Accrued interest receivable                   256           (235)
       Accounts receivable                        (1,717)        10,140
       Prepaid expenses                          (14,691)        (8,779)
    Increase (decrease) in:
       Accounts payable                           20,303         39,138
       Accrued expenses                           39,539         41,618
       Unearned revenue                           63,100        (44,392)
       Entrance fees                               4,224          1,160
         Net cash provided by
         operating activities                    349,449        331,606

Cash flows from investing activities:
  Capital expenditures                           (61,479)       (45,253)
  Proceeds from sale of fixed assets                  50            -
  Release by Board of assets
  whose use is limited                           109,336            -
        Net cash provided by (used in)
        investing activities                      47,907        (45,253)

Cash flows from financing activities:
  Principal payments of long-term debt          (281,521)      (266,241)

Net increase in cash                             115,835          20,112

Cash at beginning of period                      225,709         221,627

Cash at end of period                       $    341,544     $   241,739


         See accompanying note to interim financial statements.



                                  CARC, INC.
                   Notes to Interim Financial Statements
                            September 30, 1996



(1)  Basis of Presentation

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.