Form 10QSB/A
period 1996-06-30
CARC INC
filed 1996-11-26
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB
                                 10QSB/A #2
              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

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




                                              CARC, Inc.
                                              Clemson, South Carolina





Date:  November 22, 1996                   /s/Anita M. Davis
                                              Anita M. Davis
                                              Administrator