Form 10QSB
period 1996-12-31
CARC INC
filed 1997-02-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                               Form 10-QSB


             Quarterly Report Pursuant to Section 13 or 15 (d)

                 of the Securities Exchange Act of 1934


              For the quarterly period ended December 31, 1996




                    Commission file number    0-18727


                               CARC, Inc.

         (Exact name of registrant as specified in its charter)

South Carolina                                           57-0641693

(State or other jurisdiction                       (I.R.S. Employer
of incorporation of organization)                   Identification No.)


500 Downs Loop Clemson, SC                                 29631
Clemson, SC

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

Yes    X                                 No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practical date.

Class                               Outstanding at December 31, 1996

Common stock, $1 par value          536,000

                               CARC, INC.

                     Quarterly Report on Form 10-QSB

            For the Quarterly Periods Ended December 31, 1996



                                 INDEX
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The following financial statements of the Center are incorporated herein by reference and included in Exhibit A:

         A.     Unaudited Balance Sheet at December 31, 1996.

         B. Unaudited Statements of Operations for the Three Months Ended December 31, 1996 and 1995

         C. Unaudited Statements of Operations for the Nine Months Ended December 31, 1996 and 1995

         D. Unaudited Statements of Cash Flows for the Nine Months ended December 31, 1995 and 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Financial Condition

         During the current year, the Board approved removal of Board restrictions on assets of $109,336.

         There have been no other significant changes in the Center's financial condition since March 31, 1996.

         Results of Operations

         Net income for the nine months ended December 31, 1996 and 1995 was $207 thousand and $217 thousand, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Operating Revenues

         Operating revenues for the nine months ended December 31, 1996 and 1995 were $2,370 thousand and $2,267 thousand respectively. The overall increase in operating revenues for the nine months ended December 31, 1996 over the same period in 1995 is due primarily to an increase in health care center revenues and apartment revenues which were partially offset by a decrease in residential services. Apartment revenues increased approximately $18 thousand due to a five percent rate increase and more residents needing additional services. Health care center revenues increased approximately $98 thousand due to an increase in apartment occupancy and a five percent rate increase. Residential services revenue decreased $19 thousand due to a change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee.


         Operating Expenses

         Operating expenses for the nine months ended December 31, 1996 and 1995 were $2,182 thousand and $2,066 thousand,respectively. The net increase was primarily attributable to increases in apartment, health care center, dietary, administrative and general, and housekeeping expenses which were offset by decreases in residential services and interest expenses. Apartment expenses increased $14 thousand due to an increase in salary and maintenance costs. Health care center costs increased $67 thousand due to an increase in the use of temporary employees and salary increases. Housekeeping expenses increased approximately $18 thousand due to an additional position added and an increase in salary and supply costs. Dietary expenses increased approximately $33 thousand due to an increase in both health care occupancy and the costs of food and beverages, and administrative and general expenses increased approximately $18 thousand due primarily to salary increases and professional fees. Residential services decreased approximately $18 thousand due to the change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee. Interest expense decreased $23 thousand due to a reduction of the principal balance of the mortgage. Other operating expenses remained relatively stable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Nonoperating revenue

         Nonoperating revenue for the nine months ended December 31, 1996 increased approximately $4 thousand over the same period in 1995 primarily due a loss on disposal of assets during 1995.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which CARC, Inc. is a party or of which any of its property is the subject.


Item 2.  Changes in Securities

         There have been no changes in securities during the reporting period.

         Under South Carolina law, CARC, Inc. may pay dividends unless after giving effect to the dividend the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation's total assets would be less than the sum of its total liabilities.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission to Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibit A                     Selected Financial Statements

         B. There were no reports on Form 8-K filed for the nine months ended December 31, 1996.

Signatures





Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               CARC, Inc.
                                               Clemson, South Carolina





Date:  January 22, 1997                         /s/ Anita M. Davis
                                                    Anita M. Davis
                                                    Administrator

                              EXHIBIT A


                               CARC, INC.
                              Balance Sheet
                            December 31, 1996
                               (Unaudited)
Assets


Current assets:
Cash                                                       $     382,569
Investments                                                      112,926
Patient accounts receivable, net of allowance for
contractual adjustments of $5,000                                116,114
Accrued interest receivable                                       11,158
Prepaid expenses                                                  25,855
Inventory                                                         14,924
     Total current assets                                        663,546

Property, buildings, and equipment, net                        3,869,712
Entrances fees in escrow                                         104,688
Other assets - principally loan refinancing costs                108,498
                                                           $   4,746,444
Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt                     $     252,021
Accounts payable                                                 120,606
Accrued payroll                                                   30,253
Accrued payroll and property taxes                                 5,089
Other accrued liabilities                                          8,111
Accrued interest                                                  19,265
Unearned revenue                                                  61,358
Total current liabilities                                        496,703

Refundable entrance fees                                         104,688
Long-term debt, excluding current installments                 2,379,039
Total liabilities                                              2,980,430

Stockholders' equity:
Common stock $1 par value. Authorized 600,000 shares;
issued 536,000 shares in 1996 and 1995                           536,000
Additional paid-in capital                                     2,111,886
Accumulated deficit                                            (881,872)
Total stockholders' equity                                     1,766,014

                                                              $4,746,444

        See accompanying note to intrim financial statements.

                                 CARC, INC.
                         Statements of Operations
         For the Three Months Ended December 31, 1996 and 1995
                              (Unaudited)

                                                Three Months Ended
                                            December 31,     December 31
                                               1996             1995

Operating revenues:
Apartments                                  $   389,633      $   367,110
Health Care Center                              431,643          363,019
Dietary                                          13,249           13,325
Residential services                              1,039            7,714
Miscellaneous                                     2,508            2,151
     Total operating revenues                   838,072          753,319

Operating expenses:
Apartments                                       53,713           50,614
Health Care Center                              219,096          197,857
Dietary                                         155,071          140,186
Residential services                                890            7,008
Maintenance and repairs                          24,619           26,172
Housekeeping                                     34,852           22,879
Administrative and general                       65,202           62,253
Depreciation and amortization                    70,897           69,396
Utilities                                        39,229           39,946
Interest                                         51,674           59,477
Property taxes                                   20,774            8,795
     Total operating expenses                   736,017          684,583


     Income from operations                     102,055           68,736


Nonoperating revenue (expense):
Interest and investment income                    6,286            6,980


     Net income                             $   108,341       $   75,716


Per share information:
Net income                                  $       .20       $      .14


Weighted average number of shares
Outstanding during the period                   536,000          536,000

        See accompanying note to interim financial statements

                                CARC, INC.
                        Statements of Operations
         For the Nine Months Ended December 31, 1996 and 1995
                               (Unaudited)

                                                 Nine Months Ended
                                         December 31,      December 31
                                                1996            1995

Operating revenues:
Apartments                               $   1,126,855     $   1,108,425
Health Care Center                           1,190,775         1,093,083
Dietary                                         36,678            36,832
Residential services                             5,795            24,516
Miscellaneous                                    9,411             4,629
    Total operating revenues                 2,369,514         2,267,485


Operating expenses:
Apartments                                     162,952           148,920
Health Care Center                             608,308           541,081
Dietary                                        455,310           422,468
Residential services                             5,796            23,767
Maintenance and repairs                         78,391            77,295
Housekeeping                                    94,452            76,258
Administrative and general                     209,809           191,898
Depreciation and amortization                  214,022           209,086
Utilities                                      127,507           130,170
Interest                                       163,910           186,993
Property taxes                                  61,706            57,673
     Total operating expenses                2,182,163         2,065,609


     Income from operations                    187,351           201,876


Nonoperating revenue (expense):
Interest and investment income                  20,524            22,264
Loss on disposal of assets                       (527)           (6,625)
     Nonoperating revenue                       19,997            15,639


Net income                               $     207,348     $     217,515


Per share information:
Net income                               $         .39     $         .41


Weighted average number of shares
outstanding during the period                  536,000           536,000

        See accompanying note to interim financial statements
</TABLE?


                                CARC, INC.
                         Statements of Cash Flows
           For the Nine Months Ended December 31, 1996 and 1995
                                (Unaudited)

                                                   1996            1995
Cash flows from operating activities:
Net income                                   $    207,348   $    217,515
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                     214,022        209,086
Loss on disposal of assets                            527          6,625
Decrease (increase) in:
Cash - funds held for others                      (5,625)        (4,295)
Accrued interest receivable                       (3,928)          4,608
Accounts receivable                                 1,019         10,701
Other receivables
Prepaid expenses                                  (5,242)       (14,029)
Other assets                                      (2,500)            -
Increase (decrease) in:
Accounts payable                                  114,725         10,547
Accrued expenses                                 (35,388)       (40,973)
Unearned revenue                                   40,274       (28,904)
Entrance fee                                        5,625          4,295
     Net cash provided by operating activities    530,857        375,176


Cash flows from investing activities:
Capital expenditures                            (131,470)       (50,039)
Proceeds from sale of fixed assets                     50           -
Release by Board of assets whose use is limited   109,336           -
     Net cash used in investing activities       (22,084)       (50,039)


Cash flows from financing activities:
Principal payments of long-term debt            (351,913)      (328,643)


Net increase (decrease) in cash                   156,860        (3,506)


Cash at beginning of period                       225,709        221,627


Cash at end of period                         $   382,569    $   218,121

       See accompanying notes to interim financial statements.

                                CARC, INC.
                 Notes to Interim Financial Statements
                            December 31, 1996





(1)   Basis of Presentation

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations, and increases (decreases) in cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine-month period ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire year.