Form 10KSB
period 1997-03-31
CARC INC
filed 1997-06-19
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549


                            Form 10-KSB


                Annual Report Under Section 13 or 15(d)

                 of the Securities Exchange Act of 1934


                For the fiscal year ended March 31, 1997


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

Issuer's telephone number, including
 area code:                               (864) 654-1155



Securities registered pursuant to Section 12(b) of the Exchange Act:  None


Securities registered pursuant to Section 12(g) of the Exchange Act:


                                Common Stock
                              (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x                                 No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [x]

State issuer's revenues for its most recent fiscal year:     $3,177,176

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding at March 31, 1997 is :

                     Common stock, $1 par value  536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1997 annual meeting are incorporated by reference in Part III.



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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:


                                               1997             1996

1.     Health care center -                    50.3%            47.9%


2.     Apartment rentals -                     47.7%            49.3%



The apartment buildings at Clemson Downs provide a choice of seven floor plans. The apartments rent for between $834 and $1,665 per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included in the rental fee. In addition, residents may select a catered living program. Apartment rates for the catered living program range between $1,544 and $3,214 per month, depending on the floor plan chosen and number of occupants per apartment. The catered living program provides special services and three meals per day to residents in the program. Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Some buildings are also served by elevators. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal. There is an emergency response call system to the health care center in each apartment and smoke and heat detectors are located throughout the property.





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

There is a mortgage balance of $2,558,031 at March 31, 1997 that is collateralized by land and buildings.

Item 3.     Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.     Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 1997.



                                 PART II


Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received
fees for these services.   At March 31, 1997, there are approximately 536
holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis that follow discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 1997 and 1996, assets were $4.7 million and $4.8 million, respectively. The decrease of $100,000 is a result of depreciation of fixed assets of $284,000 which was offset by additional operating income of $192,000. During the second quarter of the current year, the Center exercised an option stated in its mortgage with a bank to make a $150,000 payment against the outstanding principal without penalty. All other assets and liabilities remained relatively unchanged.

Results of Operations

Net income for the year ended March 31, 1997 and 1996 was $241,000 and $250,000, respectively.

Operating Revenues

Operating revenues for the year ended March 31, 1997 and 1996 were $3.2 million and $3.0 million, respectively. The overall increase in operating revenues of $192,000 is due primarily to an increase in health care center revenues and apartment revenues offset by decrease in residential services. Health care center revenues increased approximately $167,000 due to an increase in apartment occupancy and a five percent rate increase. Apartment revenues increase approximately $44,000 due to a five percent rate increase and more residents paying for additional services such as catered living. Residential services revenue decreased $24,000 due to a change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee.




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations. (continued)

Operating Expenses

Operating expenses for the years ended March 31, 1997 and 1996 were $2.9 million and $2.8 million, respectively. The net increase was primarily attributable to increases in apartment, health care center, dietary, administrative and general, and housekeeping expenses which were offset by decreases in residential services and interest expenses. Apartment expenses increased $16,000 due to an increase in salary and maintenance costs. Health care center costs increased $103,000 due to an increase in the use of temporary employees and salary increases. Housekeeping expenses increased approximately $25,000 due to additional employees and an increase in salary and supply costs. Dietary expenses increased approximately $54,000 due to an increase in food and beverage costs, and administrative and general expenses increased approximately $19,000 due primarily to increase in wages and professional fees. Residential services decreased approximately $24,000 due to the change in the billing procedures for beauty shop services from a percentage of total fees billed to a standard fee. Interest expense decreased $29,000 due to a reduction of the principal balance of the mortgage. Other operating expenses remained relatively stable.

Nonoperating revenue

Nonoperating revenue for the year ended March 31, 1997 decreased approximately $29,000 over the same period in 1996 primarily due to a loss on disposal of assets for the year ended March 31, 1997.

Liquidity

The Center generated $646,958 in cash flows from operating activities. The operating cash flows were used to fund $211,489 in investing activities and $424,942 in financing activities, which were primarily purchases of investments and payments of long-term debt.

Future Commitments for Capital Expenditures

Subsequent to March 31, 1997, the Center entered into a contract with a construction company for the construction of a twenty unit two-bedroom apartment building and an activity center at an estimated cost of $2,598,694.


The Center received a maximum construction loan of $2,800,000 from Wachovia Bank. This loan is secured by the real estate and apartment rents. Interest is at prime less .25% and payments of interest only are due through October 1998. Beginning in November 1998, monthly principal and interest payments will be made through April 2007. The monthly payment and applicable interest rate will be determined at a later date.



                              PART II (continued)

Item 7.     Financial Statements.


The financial statements required to be filed here under are attached hereto following the signature page.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure. - None.


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

                                  PART IV

Item 13.     Exhibits and Reports on Form 8-K.

Following is a list of exhibits filed with this form 10KSB:

A.  Exhibit 27 - Financial Data schedule

B.  Reports on Form 8-K - None filed in the fourth quarter.





SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Registrant      CARC, INC.







Date:  June 17, 1997                             /s/ Anita M. Davis
                                                     Anita M. Davis
                                                     Administrator














                                                                   Exhibit 27
                         Financial Data Schedule

Period type                                                              Year
Fiscal year end                                                March 31, 1997
Period - start                                                  April 1, 1996
Period - end                                                   March 31, 1997
Cash                                                                 $236,236
Securities                                                           $207,344
Receivables                                                          $123,349
Allowables                                                           $(5,000)
Inventory                                                             $10,799
Current assets                                                       $599,863
Property, plant and equipment                                      $7,549,333
Depreciation                                                       $3,691,582
Total assets                                                       $4,669,030
Current liabilities                                                  $475,906
Bonds                                                                       0
Preferred - mandatory                                                       0
Preferred                                                                   0
Common                                                               $536,000
Other - SE                                                         $1,799,739
Total liabilities and equity                                       $4,669,030
Sales                                                                       0
Total revenues                                                     $3,177,176
Cost of goods sold                                                          0
Total costs                                                        $2,928,830
Other - expenses                                                            0
Loss-provision                                                              0
Interest-expense                                                     $209,998
Income-pretax                                                        $241,073
Income-tax                                                                  0
Income-continuing                                                    $241,073
Discontinued                                                                0
Extraordinary                                                               0
Changes                                                                     0
Net - income                                                         $241,073
EPS - primary                                                          20.00%
EPS - dilutes                                                          0.00%












                       Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the Center) as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Greenville, South Carolina
May 8, 1997




                                 CARC, INC.

                               Balance Sheets

                          March 31, 1997 and 1996

                                   Assets

                                                     1997              1996

Current assets
  Cash and cash equivalents                  $      236,236     $     225,709
  Investments                                       207,344           112,926
  Accounts receivable, net of allowance
    for doubtful accounts of $5,000 in
    1997 and 1996                                   118,349           117,133
  Accrued interest receivable                        15,343             7,230
  Prepaid insurance                                  11,792            20,613
  Inventory                                          10,799            14,924

    Total current assets                            599,863           498,535



Assets whose use is limited:
 By stockholders for expansion of facilities            -             109,336



Property, buildings, and equipment, net           3,857,751         3,943,841
Entrance fees in escrow                             105,918            99,063
Other assets - principally loan
 refinancing costs                                  105,498           114,998


                                               $   4,669,030    $   4,765,773



                   Liabilities and Stockholders' Equity


Current liabilities
 Current installments of long-term debt        $     270,564    $     252,021
 Accounts payable                                     53,965            5,881
 Accrued payroll                                      48,463           42,022
 Accrued payroll and property taxes                   20,559           27,752
 Accrued interest                                     16,503           19,265
 Other accrued liabilities                            39,332            9,067
 Unearned revene                                      26,520           21,084


   Total current liabilities                         475,906          377,092


Refundable entrance fees                             105,918           99,063
Long-term debt, excluding current installments     2,287,467        2,730,952


   Total liabilities                               2,869,291        3,207,107


Stockholders' equity:
 Common stock, $1 par value.  Authorized
  600,000 shares; issued and outstanding
  536,000 shares                                     536,000          536,000
 Additional paid-in capital                        2,111,886        2,111,886
 Accumulated deficit                                (848,147)     (1,089,220)


Total stockholders' equity                         1,799,739        1,558,666


                                               $   4,669,030    $   4,765,773




                                   CARC, INC.

                           Statements of Operations
                     Years Ended March 31, 1997 and 1996

                                                       1997           1996

Operating revenues:
  Apartments                                   $   1,517,084    $   1,472,650
  Health care center                               1,597,757        1,430,410
  Dietary                                             45,881           46,815
  Residential services                                 6,860           30,956
  Miscellaneous                                        9,594            3,855
    Net operating revenues                         3,177,176        2,984,686


Operating expenses:
  Apartments                                         217,189          201,049
  Health care center                                 826,168          722,674
  Dietary                                            614,780          560,532
  Residential services                                 6,100           29,888
  Maintenance and repair                             107,076          104,978
  Housekeeping                                       126,272          100,955
  Administrative and general                         286,629          268,037
  Depreciation and amortization                      283,784          278,903
  Utilities                                          168,569          172,443
  Interest                                           209,998          238,935
  Property and taxes                                  82,265           78,201
    Total operating expenses                       2,928,830        2,756,595


    Income from operations                           248,346          228,091


Nonoperating revenues (expenses):
  Interest and investment income                      26,585           28,808
  Loss on sale of equipment                          (33,858)         (7,105)
    Nonoperating revenues (expenses)                  (7,273)          21,703


    Net income                                 $     241,073    $     249,794


Per share information:
  Net income                                   $         .45    $         .47


Weighted average number of shares
  outstanding during the year                        536,000          536,000




                                   CARC, INC.
                      Statements of Stockholders' Equity
                      Years Ended March 31, 1997 and 1996

                                         Additional                 Total
                             Common      Paid-In    Accumulated Stockholders'
                              Stock      Capital      Deficit      Equity

Balances at March 31, 1995   $ 536,000  $ 2,111,886 $ (1,339,014) $ 1,308,872


Net income                       -            -           249,794     249,794


Balances at March 31, 1996     536,000    2,111,886    (1,089,220)  1,558,666


Net income                       -            -           241,073     241,073


Balances at March 31, 1997   $ 536,000  $ 2,111,886  $  (848,147) $ 1,799,739













                                  CARC, INC.
                           Statements of Cash Flows
                    Years Ended March 31, 1997 and 1996

                                                        1997          1996

Cash flows from operating activities:
  Net income                                       $  241,073      $  249,794
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                    283,784         278,903
     Loss on sale of equipment                         33,858           7,105
     Decrease (increase) in:
       Accounts receivable, net                        (1,216)         11,335
       Accrued interest receivable                     (8,113)            270
       Prepaid insurance                                8,821         (4,290)
       Inventory                                        4,125            -
       Other assets                                    (2,500)           -
     Increase (decrease) in:
       Accounts payable                                48,084         (4,323)
       Accrued payroll                                  6,441           5,140
       Accrued payroll and property taxes              (7,193)        (1,220)
       Accrued interest payable                        (2,762)        (5,221)
       Other accrued liabilities                       30,265           2,067
       Unearned revenue                                 5,436        (42,782)
       Entrance fee proceeds                            6,855           9,353


         Net cash provided by
           operating activities                       646,958         506,131

                                                                  (continued)



                                  CARC, INC.
                     Statements of Cash Flows (continued)
                      Years Ended March 31, 1997 and 1996


                                                       1997            1996

Cash flows from investing activities:
  Purchases of investments                       $  (313,262)    $  (321,325)
  Maturities of investments                          321,325         330,876
  Proceeds from sale of equipment                         50            -
  Capital expenditures                              (219,602)       (118,241)


          Net cash used in
           investing activities                     (211,489)       (108,690)


Cash flows from financing activities:
  Principal payments of long-term debt              (424,942)       (393,359)


       Net increase in cash                           10,527            4,082


Cash and cash equivalents,
  at beginning of year                               225,709          221,627


Cash and cash equivalents,
  at end of year                                  $  236,236       $  225,709




                                 CARC, INC.
                      Notes to Financial Statements
                            March 31, 1997 and 1996



1.   Summary of Significant Accounting Policies

CARC, Inc. (the "Center") is a corporation existing for the purpose of operating a retirement community in the Clemson, South Carolina area with an accredited health care facility, residential apartments and other facilities. The following are the significant accounting policies used in preparation of the accompanying financial statements.

Operating Revenues - Apartment revenues consist of rental, meals and miscellaneous other income. Health Care Center revenues consist primarily of room and board fees, and also include fees for medical supplies and physical therapy. Dietary revenues consist of fees charged for meals and catered functions.

Resident Revenue - Resident revenue is reported at the estimated net realizable amounts from residents, third-party payors, and others for service rendered.

Revenue received under the South Carolina Medicare program is subject to audit and retroactive adjustment. Settlements, if any, are included as contractual revenue adjustments in the year of determination.

Refundable Fees and Deposits - Refundable application fees are refunded upon demand by the original applicant. Refundable security deposits are refunded upon termination of the rental agreement less the cost of repairs.

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

Other Assets - Other assets consist primarily of loan refinancing cost and are amortized over the life of the loan, which is twelve years.




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

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $212,760 in 1997 and $215,348 in 1996. The Center paid no income taxes in 1997 or 1996.

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

2.     Health Care Center Revenues

A portion of Health Care Center revenue is generated by patients who qualify for the Medicare program. The approximate percentage of such revenue was 3%
in 1997 and 1% in 1996.   The remainder of the revenues are from private
paying patients. Patient service revenue is recorded at established rates with provisions made for differences between patient service revenue at the Center's established rates and the related Medicare reimbursement. Such adjustments are accrued on an estimated basis in the period the related services are rendered.

3.     Cash, Cash Equivalents and Investments

A summary of the Center's cash, cash equivalents and investments at March 31 follows:


                                                       1997            1996

Cash                                              $   236,236     $   225,709
Investments:
  U. S. Treasury obligations                          313,262         321,325


                                                  $   549,498     $   547,034


The carrying amounts and approximate market value of investment securities are:


                                          Amortized     Unrealized     Market
                                            Cost           Gain         Value


March 31, 1997                           $  313,262    $  15,343   $  328,605


March 31, 1996                           $  321,325    $   7,229   $  328,554


There were no unrealized losses on securities or realized gains or losses on securities in 1996 or 1997.

The aggregate of these funds is classified as assets in the accompanying balance sheets as follows:


                                                     1997             1996


Investments                                     $   207,344       $   112,926
Assets whose use is limited                            -              109,336
Entrance fees in escrow                             105,918            99,063

                                                $   313,262       $   321,325


The Company has on deposit with a financial institution a cash balance of $202,788 and $256,776 at March 31, 1997 and 1996, respectively. Amounts exceeding $100,000 are not guaranteed by the Federal Deposit Insurance Corporation.


4.     Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:


                                                    1997            1996

Land and land improvements                   $    550,220        $    539,119
Buildings                                        6,308,892          6,233,075
Equipment                                          538,168            533,545
Vehicles                                            53,079             53,079
Construction in progress                            98,974             16,000
                                                 7,549,333          7,374,818
Less accumulated depreciation                    3,691,582          3,430,977

  Property, buildings and equipment, net      $  3,857,751       $  3,943,841



5.     Long-Term Debt

Long-term debt consists of a mortgage note due in October 2005.   Monthly
payments of $40,626, including interest at 7.5% are to be made during the first six years of the loan period. During the second six years, the interest rate will equal the yield of the bank's cost of issuing a large certificate of deposit in the secondary market and having a maturity most proximate to six years plus 2.5% per annum. The note had an outstanding balance of $2,558,031 at March 31, 1997 and $2,982,973 at March 31, 1996.
The note is collateralized by land and buildings with a depreciated cost of approximately $3,637,000 at March 31, 1997.

The mortgage note has certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases. As of March 31, 1997, the Center was in compliance with such covenants or on May 28, 1997, received a waiver for events of noncompliance.

The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 1997 are as follows:

     1998                                                      $      270,564
     1999                                                             288,825
     2000                                                             282,450
     2001                                                             246,222
     2002                                                             267,986
     Thereafter                                                     1,201,984


                                                               $    2,558,031


6.     Income Taxes

As of March 31, 1997, the Center has net operating loss carryforwards of approximately $945,000 available to offset future taxable income which expire as follows: 2002, $32,000; 2004, $146,000; 2005, $371,000; 2006, $269,000;
and 2007, $127,000.


The Center records income taxes in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Center's financial statement or tax returns. Under SFAS No. 109, the deferred tax assets that resulted from the net operating loss carryforwards and from the use of different depreciation methods for book and tax purposes, have been fully reserved as of March 31, 1997 and 1996.

The components of the net deferred income tax assets are as follows:


                                                     1997             1996

Deferred income tax asset:
  Net operating loss carryovers                  $  368,700        $  472,400
  Accrued expense not currently
   deductible for tax purposes                        8,600              -
  Valuation allowance                              (340,000)        (437,900)


Deferred income tax liability:
  Tax depreciation greater than
   book depreciation                                (27,000)         (26,300)
  Accrued revenue not currently
   recognized for tax purposes                      (10,300)          (8,200)


Net deferred income tax asset                    $     -            $    -


7.     Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $26,290 and $23,182 for the years ended March 31, 1997 and 1996, respectively.


8.     Subsequent Events

The Center entered into a contract with a construction company in April 1997 for the construction of a new apartment building and an activity center at an estimated cost of $2,598,694.

The Center received a maximum construction loan of $2,800,000 from Wachovia Bank. This loan is secured by the real estate and apartment rents. Interest is at prime less .25% and payments of interest only are due through October 1998. Beginning in November 1998, monthly principal and interest payments will be made through April 2007. The monthly payment and applicable interest rate will be determined at a later date.


The accompanying notes are an integral part of these financial statements.