Form 10QSB
period 1997-06-30
CARC INC
filed 1997-08-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM     TO

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

    Yes    [ X ]                                  No    [    ]

    The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 1997 was 536,000.

    Transitional Small Business Disclosure Format:

    Yes    [   ]                                  No    [  X ]


                                 CARC, INC.
                      Quarterly Report on Form 10-QSB
                For the Quarterly Period Ended June 30, 1997

                             Form 10-QSB Index


    Part I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Unaudited Balance Sheet at June 30, 1997............1

               Unaudited Statements of Operations
               for the Three Months Ended
               June 30, 1997 and 1996..............................2

               Unaudited Statements of Stockholders'
               Equity for the Three Months
               Ended June 30, 1997.................................3

               Unaudited Statements of Cash Flows for
               the Three Months Ended June 30, 1997 and 1996.......4

               Notes to Unaudited Financial Statements.............5

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations......................................6 - 7

    Part II.   OTHER INFORMATION

    Item 1.    Legal Proceedings...................................7
    Item 2.    Changes in Securities...............................7
    Item 3.    Defaults Upon Senior Securities.....................7
    Item 4.    Submission of Matters to a Vote of Security Holders.8
    Item 5.    Other Information...................................8
    Item 6.    Exhibits and Reports on Form 8-K....................8
               Signatures..........................................9




                                  CARC, INC.
                                Balance Sheet
                                June 30, 1997
                                 (unaudited)

    Assets

    Current assets:
      Cash                                               $      312,248
      Investments                                               207,344
      Accounts receivable, net of allowance for
      contractual adjustments of $5,000                         114,785
      Accrued interest receivable                                 3,145
      Prepaid expenses                                           56,423
      Inventory                                                  10,799
        Total current assets                                    704,744

    Property, buildings, and equipment, net                   4,088,875
    Entrance fees in escrow                                     102,875
    Other assets - principally loan refinancing costs           133,331
                                                         $    5,029,825

    Liabilities and Stockholders' Equity

    Current liabilities:
      Current installments of long-term debt             $      270,564
      Accounts payable                                          103,729
      Accrued payroll                                            25,072
      Accrued payroll and property taxes                         45,109
      Accrued interest                                           16,503
      Other accrued liabilities                                  41,723
      Unearned revenue                                           88,129
        Total current liabilities                               590,829

    Refundable entrance fees                                    102,875
    Long-term debt, excluding current installments            2,413,052
        Total liabilities                                     3,106,756

    Stockholders' equity:
      Common stock $1 par value. Authorized 600,000
      shares; issued and outstanding 536,000 shares             536,000
      Additional paid-in capital                              2,111,886
      Accumulated deficit                                     (724,817)

        Total stockholders'equity                             1,923,069
                                                         $    5,029,825

    See accompanying notes to intrim financial statements.



                               CARC, INC.
                        Statements of Operations
             For the Three Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                   1997          1996
    Operating revenues:
      Apartments                             $    386,569    $    368,228
      Health Care Center                          427,694         364,881
      Dietary                                      10,316          13,005
      Residential services                            915           3,871

        Total operating revenues                  825,494         749,985

    Operating expenses:
      Apartments                                   54,174          51,786
      Health Care Center                          191,448         194,769
      Dietary                                     148,995         144,238
      Residential services                            653           3,830
      Maintenance and repair                       25,076          27,810
      Housekeeping                                 34,104          26,417
      Administrative and general                   73,433          80,141
      Depreciation and amortization                68,965          71,445
      Utilities                                    37,954          42,337
      Interest                                     48,507          56,750
      Property taxes                               20,559          20,528

        Total operating expenses                  703,868         720,051

        Income from operations                    121,626          29,934

    Nonoperating revenue (expense):
      Interest and investment income                7,407           6,831
      Loss on disposal of equipment               (5,703)             -
        Nonoperating revenue (expense)              1,704           6,831

        Net income                            $   123,330    $     36,765

    Per share information:
        Net income                            $       .23    $        .07

    Weighted average number of shares
    outstanding during the period                 536,000         536,000

    See accompanying notes to intrim financial statements.



                                CARC, INC.
                     Statements of Stockholders' Equity
                  For the Three Months Ended June 30, 1997
                                (Unaudited)

                                      Additional               Total
                                Common Paid-In  Accumulated Stockholders'
                                Stock  Capital    Deficit      Equity

    Balances at
    March 31, 1997          $ 536,000 $ 2,111,886 $ (848,147) $ 1,799,739


    Net income                   -          -         123,330     123,330


    Balances at
    June 30, 1997           $ 536,000 $ 2,111,886 $ (724,817) $ 1,923,069
    See accompanying notes to interim financial statements.


                                 CARC, INC.
                         Statements of Cash Flows
             For the Three Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                                     1997            1996
    Cash flows from operating activities:
      Net income                                $   123,330   $    36,765
      Adjustment to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                68,965        71,445
        Loss on disposal of equipment                 5,703          -
        Decrease (increase) in:
          Cash - funds held for others                3,043         1,327
          Accounts receivable                         3,564         3,481
          Accrued interest receivable                12,198         4,440
          Prepaid expenses                         (44,631)      (29,530)
          Other assets                             (30,834)         3,000
        Increase (decrease) in:
          Accounts payable                           49,764        55,876
          Accrued expenses                            3,550       (9,025)
          Unearned revenue                           61,609        69,847
          Deposits held for others                  (3,043)       (1,327)

         Net cash provided by operating activities  253,218       206,299

    Cash flows from investing activities:
      Capital expenditures                        (302,791)      (47,538)

    Cash flows from financing activities:
      Principal payments of long-term debt         (73,372)      (65,128)
      Proceeds from bank loan                       198,957          -
        Net cash provided by (used
         in) financing activities                   125,585      (65,128)

    Net increase in cash                             76,012        93,633

    Cash at beginning of period                     236,236       225,709

    Cash at end of period                       $   312,248   $   319,342

    See accompanying notes to interim financial statements.




                                CARC, INC.
                   Notes to Interim Financial Statements
                              June 30, 1997



    (1)  Basis of Presentation

         The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1997 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.


    (2)  Interim Periods

         In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.





    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Financial Condition

             During the first quarter of 1997, the Center began construction of a twenty unit two-bedroom apartment building and an activity center.

             There have been no other significant changes in the Center's financial condition since March 31, 1997.

             Results of Operations - For the three months ended
             June 30, 1997 compared to three months ended June 30, 1996.

             Net income for the three months ended June 30, 1997 increased $86,000 or 236% compared to 1996.

             Operating Revenues

             Operating revenues for the three months ended June 30, 1997 and 1996 were $825,000 and $750,000, respectively. The overall increase in operating revenues of $75,000 is due primarily to a five percent increase of rates for the first quarter of 1997 compared to the first quarter of 1996, in health care center and apartment revenues, and a Medicare rate adjustment totaling $19,000.

             Operating Expenses

             Operating expenses for the years ended June 30, 1997 and 1996 were $704,000 and $720,000, respectively. The net decrease was primarily attributable to decreases in administrative and general, and interest expenses which were offset by an increase in housekeeping expenses. Administrative and general expenses decreased approximately $6,000 due primarily to a decrease in general insurance costs. Interest expense decreased $8,000 due to a reduction of the principal balance of the mortgage. Housekeeping expenses increased approximately $8,000 due to an increase
             in temporary employees.   Other operating expenses remained
             relatively stable.

             Nonoperating revenue

             Nonoperating revenues for the three months ended June 30, 1997 decreased approximately $5,100 over the same period in 1996 primarily due to a loss on disposal of equipment.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

             Liquidity

             The Center generated $253,218 in cash flows from operating activities and $198,957 from additional financing for the three months ended June 30, 1997. The cash flows were used primarily to fund $302,791 of capital acquisitions.

             Future Commitments for Capital Expenditures

             During the quarter ended June 30, 1997, the Center entered into a contract with a construction company for the construction of a twenty unit two-bedroom apartment building and an activity center at an estimated cost of $2,598,694. Approximately $268,000 has been spent on the construction as of June 30, 1997.

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

    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

             There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the CARC, Inc. is a party or to which any of its property is the subject.

    Item 2.  Changes in Securities

             There have been no changes in securities during the reporting period.

    Item 3.  Defaults Upon Senior Securities

             None.


    PART II - OTHER INFORMATION (continued)

    Item 4.  Submission of Matters to a Vote of Security Holders

             None.

    Item 5.  Other Information

             None.

    Item 6.  Exhibits and Reports on Form 8-K

             A.  Exhibits                                 None.

             B.There were no reports on Form 8-K filed for the three
               months ended June 30, 1997.



    Signatures





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CARC, Inc.
                                          Clemson, South Carolina





    Date:  August 6, 1997                 By: /s/ Anita M. Davis
                                                  Anita M. Davis
                                                  Administrator
                                                  (Principal executive
                                                   officer)

    Date:  August 6, 1997                 By: /s/  Debra Turner
                                                   Debra Turner
                                                   Accountant
                                                   (Principal Financial
                                                    and Accounting
                                                    Officer)