Form 10QSB
period 1997-09-30
CARC INC
filed 1997-11-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            Form 10-QSB


    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE      ACT OF 1934 FOR THE QUARTERLY
         PERIOD ENDED SEPTEMBER 30, 1997

    []  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION
        PERIOD FROM       TO        .

                  Commission file number    0-18727


                          CARC, Inc
       (Exact name of registrant as specified in its charter)


    South Carolina                             57-0641693
    (State or other jurisdiction            (I.R.S. Employer
     of incorporation of organization)       Identification No.)

    500 Downs Loop
    Clemson, SC                                      29631
    (Address of principal                         (Zip Code)
      executive offices)


    Registrant's telephone number,including area code: (864) 654-1155


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 1-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    [X]                            No     [    ]

    The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 1997 was 536,000.

    Transitional Small Business Disclosure Format:

         Yes    [   ]                          No    [  X ]










                                  CARC, INC
                           Report on Form 10-QSB
               For the Quarterly Period Ended September 30, 1997


                            Form 10-QSB Index


    Part I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

                 Unaudited Balance Sheet at September 30, 1997......1

                 Unaudited Statements of Operations
                   for the Three Months and Six Months
                   Ended September 30, 1997 and 1996...............2

                 Unaudited Statement of Stockholders'
                   Equity for the Six Months
                   Ended September 30, 1997.........................3

                 Unaudited Statements of Cash Flows for
                   the Six Months Ended September 30, 1997 and 1996.4

                 Notes to Unaudited Financial Statements............5

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.....................................6 - 7


    Part II    OTHER INFORMATION

    Item 1.    Legal Proceedings....................................7
    Item 2.    Changes in Securities................................7
    Item 3.    Defaults Upon Senior Securities......................7
    Item 4.    Submission of Matters to a Vote of Security Holders..8
    Item 5.    Other Information....................................8
    Item 6.    Exhibits and Reports on Form 8-K.....................8
               Signatures...........................................9








                                   CARC, INC.
                                  Balance Sheet
                               September 30, 1997
                                   (unaudited)
              Assets

    Current assets:
      Cash                                         $          277,783
      Investments                                             207,344
      Accounts receivable, net of allowance for
        contractual adjustments of $5,000                     122,892
      Accrued interest receivable                               7,740
      Prepaid expenses                                         40,596
      Inventory                                                10,799
             Total current assets                             667,154
      Property, buildings, and equipment, net               4,717,208
      Entrance fees in escrow                                 106,775
      Other assets - principally loan refinancing costs       130,332

                                                    $       5,621,469

              Liabilities and Stockholders' Equity

    Current liabilities:
      Current installments of long-term debt       $          270,564
      Accounts payable                                        306,728
      Accrued payroll                                          53,548
      Accrued payroll and property taxes                       63,109
      Accrued interest                                         16,503
      Other accrued liabilities                                35,968
      Unearned revenue                                         58,538
             Total current liabilities                        804,958

    Refundable entrance fees                                  106,775
    Long-term debt, excluding current installments          2,671,711
             Total liabilities                              3,583,444

    Stockholders' equity:
      Common stock $1 par value. Authorized 600,000
        shares; issued and outstanding 536,000 shares         536,000
      Additional paid-in capital                            2,111,886
      Accumulated deficit                                   (609,861)
              Total stockholders' equity                    2,038,025
                                                   $        5,621,469



    See accompanying notes to interim financial statements.




                                  CARC, INC.
                           Statements of Operations
       For the Three and Six Months Ended September 30, 1997 and 1996

                           Three Months Ended          Six Months Ended
                              September 30,                September 30,
                             1997       1996              1997       1996
                                (unaudited)                   (unaudited)

    Operating revenues:
     Apartments            $  383,157   $  368,994    $  769,725   $  737,222
     Health Care Center       434,833      394,251       862,527      759,132
     Dietary                    9,024       10,423        19,341       23,429
     Residential services       1,140          885         2,055        4,756
     Miscellaneous                317        7,872           317        6,903
     Total operating revenues 828,471      782,425     1,653,965    1,531,442

    Operating expenses:
     Apartments                57,562       57,453       111,736      109,239
     Health Care Center       207,782      194,443       399,230      389,212
     Dietary                  144,711      156,001       293,705      300,239
     Residential services         343        1,075           996        4,906
     Maintenance and repair    27,263       25,963        52,339       53,772
     Housekeeping              32,752       33,183        66,861       59,600
     Administrative & general  71,823       65,435       145,255      144,607
     Depreciation & amort.     69,083       71,680       138,049      143,125
     Utilities                 43,057       45,941        81,011       88,278
     Interest                  47,120       55,486        95,627      112,236
     Property taxes            20,558       20,404        41,117       40,932

    Total operating expenses  722,054      727,064     1,425,926    1,446,146

    Income from operations    106,417       55,361       228,039       85,296

    Nonoperating revenue (expense):
     Interest & investment inc. 8,544        7,408        15,950       14,238
     (Gain) loss on disposal of
      equipment                   -           (527)       (5,703)        (527)

    Nonoperating revenue (exp)  8,544        6,881        10,247       13,711

    Net income            $   114,961   $    62,242   $  238,286   $   99,007

    Per share information:

    Net income             $     .21      $     .12   $     .44     $     .18

    Weighted average number of shares
       outstanding during
       the period            536,000        536,000     536,000       536,000






                                     CARC, INC.
                         Statement of Stockholders' Equity
                    For the Six Months Ended September 30, 1997
                                     (Unaudited)


                                      Additional                   Total
                           Common       Paid-In    Accumulated  Stockholders
                            Stock       Capital      Deficit      Equity



    Balances at
    March 31, 199        $ 536,000    $ 2,111,886   $ (848,147)   $ 1,799,739

    Net income               -            -            238,286        238,286

    Balances at
    September 30, 1997   $ 536,000    $ 2,111,886   $ (609,861)   $ 2,038,025






                                     CARC, INC.
                              Statements of Cash Flows
               For the Six Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                   1997                1996
   Cash flows from operating activities:
    Net income                             $     238,286         $     99,007
    Adjustment to reconcile net income
    to net cash provided by operating
    activities:
       Depreciation and amortization             138,049              143,125
       Loss on disposal of equipment               5,703                  527
       Decrease (increase) in:
        Cash - funds held for others                (857)              (4,224)
        Accounts receivable                       (4,543)                 256
        Accrued interest receivable                7,603               (1,717)
        Prepaid expenses                         (28,804)             (14,691)
        Other assets                             (50,912)                 -
    Increase (decrease) in:
        Accounts payable                         252,763               20,303
        Accrued expenses                          44,271               39,539
        Unearned revenue                          32,018               63,100
        Deposits held for others                     857                4,224

    Net cash provided by operating activities    634,434              349,449

    Cash flows from investing activities:
        Capital expenditures                    (977,131)             (61,479)
        Proceeds from sale of equipment            -                       50
        Release by Board of assets
          whose use is limited                     -                  109,336
          Net cash provided by (used in)
          investing activities                  (977,131)              47,907

    Cash flows from financing activities:
        Principal payments of long-term debt    (298,131)            (281,521)
        Proceeds from bank loan                  682,375                 -
          Net cash provided by (used
             in) financing activities            384,244             (281,521)

    Net increase in cash                          41,547              115,835

    Cash at beginning of period                  236,236              225,709

    Cash at end of period                   $    277,783         $    341,544


                                     CARC, INC.
                      Notes to Interim Financial Statements
                               September 30, 1997



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





    (2)  Interim Periods

         In   the   opinion  of  the  Center,  the  accompanying  unaudited
         financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.











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


                Results of Operations - For the six months ended September 30, 1997 compared to six months ended September 30, 1996.


                Net income for the six months ended September 30, 1997 increased $139,000 or 141% compared to 1996.


                Operating Revenues


                Operating revenues for the six months ended September 30, 1997 and 1996 were $1,655,000 and $1,531,000, respectively.
                The overall increase in operating revenues of $124,000 is due primarily to a five percent increase of rates occurring during the first quarter of 1997 in health care center and apartment revenues, and a Medicare rate adjustment totaling $17,000.


                Operating Expenses


                Operating expenses for the six month ended September 30, 1997 and 1996 were $1,431,000 and $1,446,000, respectively.
                The  net  decrease  was  primarily attributable to a decrease
                in interest expense which   was  offset  by  an  increase  in
                housekeeping expenses. Interest expense decreased $16,000 due to a reduction of the principal balance of the mortgage. Housekeeping expenses increased approximately $7,000 due to
                an  increase  in  temporary  employees.    Other operating
                expenses remained relatively stable.


                Nonoperating revenue


                Nonoperating revenues, which consist of interest and investment income, for the six months ended September 30, 1997 remained relatively stable.



    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                Liquidity


                The Center generated $630,228 in cash flows from operating activities and $384,244 from additional financing for the six months ended September 30, 1997. The cash flows were used primarily to fund $972,925 of capital acquisitions.


                Future Commitments for Capital Expenditures


                During the six months ended September 30, 1997, the Center entered into a contract with a construction company for the construction of a twenty unit two-bedroom apartment building and an activity center at an estimated cost of $2,598,694. Approximately $968,000 has been spent on the construction as of September 30, 1997.


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

               None.


    Item 5.    Other Information

               None.


    Item 6.   Exhibits and Reports on Form 8-K


       A.     Exhibits                                                 None.

       B. There were no reports on Form 8-K filed for the quarter ended September 30, 1997.



    Signatures






    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                CARC, Inc.

                                              Clemson, South Carolina



    Date:  October 27, 1997                   By: /s/ Anita M. Davis
                                              Anita M. Davis
                                              Administrator
                                              (Principal executive officer)



    Date:  October 27, 1997                   By: /s/  Debra Turner
                                              Debra Turner
                                              Accountant
                                              (Principal Financial and
                                                Accounting Officer)