Form 10QSB
period 1997-12-31
CARC INC
filed 1998-02-10
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C. 20549

                             	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 1997

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES 	EXCHANGE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]			                                 			No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 1997 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]		                                 				No	[  X ]



                               	CARC, INC.




                             Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

       				Unaudited Balance Sheet at December 31, 1997...................	1

       				Unaudited Statements of Operations
					      for the Three Months and Nine Months
					      Ended December 31, 1997 and 1996...............................	2

	       			Unaudited Statement of Stockholders'
					      Equity for the Nine Months
					      Ended December 31, 1997	........................................3

       				Unaudited Statements of Cash Flows for
					      the Nine Months Ended December 31, 1997 and 1996...............	4

       				Notes to Unaudited Financial Statements........................	5

Item 2.			Management's Discussion and Analysis of
      				Financial Condition and Results of
				      Operations..................................................	6 - 7

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings.............................................		8
Item 2.			Changes in Securities.........................................		8
Item 3.			Defaults Upon Senior Securities................................	8
Item 4.			Submission of Matters to a Vote of Security Holders	............8
Item 5.			Other Information	..............................................8
Item 6.			Exhibits and Reports on Form 8-K	...............................8
Signatures			.............................................................9


                                  	CARC, INC.
	                                Balance Sheet
	                              December 31, 1997
	                                  (unaudited)

					Assets

Current assets:
  Cash		                                                 				$	       280,561
  Investments				                                                    	207,344
  Accounts receivable, net of allowance for
    contractual adjustments of $5,000                             				127,021
  Accrued interest receivable                        			               	9,448
  Prepaid expenses                                                				 24,770
  Inventory	                                                   	 		   	10,799
     Total current assets	                                         			659,943

  Property, plant, and equipment, net                           				5,505,799
  Entrance fees in escrow				                                         104,085
  Other assets - principally loan refinancing costs	  		   	          127,332

                                                         	  	$     	6,397,159
	Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                   		$      	 270,564
  Accounts payable                                              		 	 	327,835
  Accrued liabilities                                              				84,778
  Unearned revenue                                             			   	 59,321
     Total current liabilities                                    				742,498

Refundable entrance fees	                                         			 104,085
Long-term debt, excluding current installments	 		                 	3,396,695
     Total liabilities                                          				4,243,278

Stockholders' equity:
  Common stock $1 par value. Authorized 600,000
   shares; issued and outstanding 536,000 shares                  				536,000
  Additional paid-in capital                                    				2,111,886
  Accumulated deficit	                                          		  	(494,005)

     Total stockholders' equity	                              		   	2,153,881
		                                                            $    	6,397,159

See accompanying notes to interim financila statements.



                                	CARC, INC.
	                         Statements of Operations
	       For the Three and Nine Months Ended December 31, 1997 and 1996

                                (unaudited)


                               Three Months Ended          Nine Months Ended
                                   December 31,                December 31,
                               1997          1996          1997        1996
Operating revenues:
	Apartments               	 $ 	384,010 	$ 	389,633 	 $	1,153,735  	$	1,126,855
	Health Care Center          		425,664    	431,643   		1,288,191   		1,190,775
	Dietary                      		11,071    		13,249      		30,412      		36,678
	Residential services          		1,188     		1,039       		3,242       		5,795
	Miscellaneous		              	 	2,146    	 	2,508     	  	2,464     	  	9,411
		Total operating revenues  	 	824,079  	 	838,072    	2,478,044 	  	2,369,514

Operating expenses:
	Apartments                   		45,606    		53,713     		157,341     		162,952
	Health Care Center          		214,966   		219,096     		614,196     		608,308
	Dietary                     		149,025   		155,071     		442,730      	455,310
	Residential services             		60       		890       		1,056       		5,796
	Maintenance and repair       		25,091    		24,619      		77,430      		78,391
	Housekeeping                 		32,200    		34,852       	99,062	      	94,452
	Administrative and general   		72,931    		65,202     		218,186     		209,809
	Depreciation and amortization		69,179    		70,897     		207,227     		214,022
	Utilities                    		37,341    		39,229     		118,353      	127,507
	Interest                     		47,779      51,674     		143,406     		163,910
 Property taxes              	 	22,176  	  	20,774    	  	63,293    	  	61,706
		Total operating expenses  	 	716,354 	  	736,017 	  	2,142,280 	  	2,182,163


		Income from operations     		107,725   		102,055     		335,764     		187,351


Nonoperating revenue (expense):
	Interest and investment income		8,131   	  	6,286      		24,081      		20,524
	Loss on disposal of equipment 	  	-        	  	-     	  	(5,703)        (527)
		 Nonoperating revenue (expense)8,131      	6,286    	  	18,378       	19,997

		 Net income              	$ 	115,856 	$ 	108,341	   $ 	354,142    	$	207,348


Per share information:
		Net income               	$    	.22  	$    	.20    	$     	.66    	$    	.39

Weighted average number of shares
 outstanding during the period	536,000   	536,000    	  	536,000   	  	536,000

See accompanying notes to interim financial statements.




                               	 CARC, INC.
                    	Statement of Stockholders' Equity
                 For the Nine Months Ended December 31, 1997
                                 (Unaudited)





                                  Additional                       Total
                         Common     Paid-In     Accumulated     Stockholders'
                         Stock      Capital       Deficit          Equity


Balances at
 March 31, 1997       	$	536,000   	$ 	2,111,886   	$	(848,147)   	$	1,799,739


Net income              	  	-         	  	-        	  	354,142     	  	354,142


Balances at
 December 31, 1997    	$	536,000    	$	2,111,886   	$	(494,005)   	$	2,153,881










                                	CARC, INC.
	                         Statements of Cash Flows
	           For the Nine Months Ended December 31, 1997 and 1996
	                               (Unaudited)


                                                  1997                 1996
Cash flows from operating activities:
	Net income                                  	$ 	354,142           	$  207,348
	Adjustment to reconcile net income to net
  cash	provided by operating activities:
			Depreciation and amortization               		207,227             		214,022
			Loss on disposal of equipment                 		5,703                 		527
			Decrease (increase) in:
				Cash - funds held for others                 		1,733             		(5,625)
				Accounts receivable                         		(8,672)              		1,019
				Accrued interest receivable                  		5,895             		(3,928)
				Prepaid expenses                           		(12,978)            		(5,242)
				Other assets                               		(50,911)            		(2,500)
			Increase (decrease) in:
				Accounts payable                           		273,870             		114,725
				Accrued expenses                           		(40,079)           		(35,388)
				Unearned revenue                            		32,801              		40,274
				Deposits held for others                  	  	(1,733)            	  	5,625

					Net cash provided by operating activitie	  	766,998           	  	530,857

Cash flows from investing activities:
	Capital expenditures                     	  	(1,831,900)          		(131,470)
	Proceeds from sale of equipment                		-                       		50
	Release by Board of assets whose use is limited 	-                	  	109,336

					Net cash used in investing activities	  	(1,831,900)        	   	(22,084)

Cash flows from financing activities:
	Principal payments of long-term debt         		(377,026)           	(351,913)
	Proceeds from bank loan                   	  	1,486,253             	  	-
					Net cash provided by (used
						in) financing activities             	  	1,109,227         	  	(351,913)

Net increase in cash                            		44,325             		156,860

Cash at beginning of period                  	  	236,236           	  	225,709

Cash at end of period                         	$	280,561            	$	382,569

See accompanying notes to interim financial statements.



                                 	CARC, INC.
	                   Notes to Interim Financial Statements
	                             December 31, 1997



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

		  In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
    The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Financial Condition

         During the first quarter of 1997, the Center began construction of a twenty unit two-bedroom apartment building and an activity center. At December 31, 1997, the project is approximately 69% complete.

         There have been no other significant changes in the Center's financial condition since March 31, 1997.

         Results of Operations - For the nine months ended December 31, 1997 compared to nine months ended December 31, 1996.

         Net income for the nine months ended December 31, 1997 increased $147,000 or 71% compared to 1996.

         Operating Revenues

         Operating revenues for the nine months ended December 31, 1997 and 1996 were $2,478,000 and $2,369,000, respectively. The overall increase in operating revenues of $109,000 is due primarily to a five percent increase of rates occurring during the first quarter of 1997 in health care center and apartment revenues, and a Medicare rate adjustment totaling $7,800.

         Operating Expenses

         Operating expenses for nine months ended December 31, 1997 and 1996 were $2,142,000 and $2,182,000, respectively. The net decrease of $40,000 was primarily attributable to decreases in expenses for apartments, interest expense, and utilities which were offset by an increase in housekeeping and general and administrative expenses. Routine maintenance expenses of the apartments decreased approximately $6,000. Interest expense decreased $21,000 due to a reduction of the principal balance of the mortgage. Housekeeping expenses increased approximately $5,000 due to an increase in temporary employees. Administrative and general expenses increased approximately $8,000 due to overall salary increases. Other operating expenses remained relatively stable.

         Nonoperating revenue

         Nonoperating revenues, which consist primarily of interest and investment income, for the nine months ended December 31, 1997 remained relatively stable.

Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

         Liquidity

         The Center generated $767,000 in cash flows from operating activities and $1,109,000 from financing activities for the nine months ended December 31, 1997. The cash flows were used primarily to fund $1,832,000 of capital expenditures.

         Future Commitments for Capital Expenditures

         During the nine months ended December 31, 1997, the Center entered into a contract with a construction company for the construction of a twenty unit two-bedroom apartment building and an activity center at an estimated cost of $2,598,694. Approximately $1,790,000 has been spent on the construction as of December 31, 1997.

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

          B.	There were no reports on Form 8-K filed for the quarter ended
             December 31, 1997.



                                 Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CARC, Inc.
                                    Clemson, South Carolina





Date:  February 2, 1998           	By: /s/ Anita M. Davis
                                           Anita M. Davis
                                           Administrator
                                           (Principal executive officer)

Date:  February  2, 1998          	By: /s/  Debra Turner
                                            Debra Turner
                                            Accountant
                                            (Principal Financial and
                                             Accounting Officer)