Form 10KSB
period 1998-03-31
CARC INC
filed 1998-06-18
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE
                    COMMISSION Washington, D.C.
                          20549 Form 10-KSB
            Annual Report Under Section 13 or 15(d)
            of the Securities Exchange Act of 1934

           For the fiscal year ended March 31, 1998
                Commission File Number 0-18727
                          CARC, Inc.
       (Name of small business issuer in its charter)


South Carolina                             57-0641693
(State   or   other   jurisdiction        (I.R.S.Employer Identification No.)
 of incorporation of organization)

500 Downs Loop, Clemson, South Carolina     29631
(Address of principal executive offic      (Zip Code)

Issuer's telephone number, including
  area code:                                 (864) 654-1155


Securities  registered pursuant to Section 12(b) of the Exchange Act:  None


Securities  registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock
                      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   x                       No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for its most recent fiscal year: $3,284,946

The aggregate market value of the voting stock held by nonaffiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 1998:

            Common stock, $1 par value    536,000

Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1998 annual meeting are incorporated by reference in Part III.

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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                                  1998           1997
     1.     Health  care  center  -               51.9%          50.3%
     2.      Apartment    rentals    -            46.6%          47.7%

The apartment buildings at Clemson Downs provide a choice of seven floor plans.  The apartments rent for between $859 and $1,715  per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included
in the rental fee.   In  addition, residents may select a catered living
program.  Apartment rates for the  catered  living program range between
$1,590  and  $3,214  per month, depending on the floor plan chosen and number
of occupants per   apartment.   The catered  living program provides special
services and three meals per day to residents in the program.  Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Some buildings
are also served by elevators.   Doors are electric with wheelchair level door
openers. There are thermalpane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and airconditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal.
There is an emergency response call system to the health care center in each apartment and smoke and heat detectors are located throughout the property.




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

Item 2.   Properties.
The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 96 apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance.

There is a mortgage balance of $2,099,468 at March 31, 1998 that is
collateralized by land and buildings.   The  Center  also has  a construction
loan with a balance of $2,392,874 at March 31, 1998 for the construction of a new apartment building and activity center. The construction is 95% complete at March 31, 1998.

Item 3.   Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.   Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 1998.

                      PART II


Item 5.   Market  for  the Registrant's Common Equity  and Related
          Stockholder Matters.

There  is no established public trading market for the registrant's common
stock.   The  Center has served as  agent in  transferring shares  from stockholders to new residents interested in obtaining shares and has received
fees for these services.   At March 31, 1998, there are approximately 536
holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6.   Management's   Discussion  and  Analysis of
          Financial Condition and Results of Operations.

The discussion and analysis that follow discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 1998 and 1997, assets were $7.4 million and $4.7 million, respectively. The increase of $2.7 million is a result of construction in progress of $2.5 million and a deferred tax asset for net operating loss carryforwards of $200,000. During the second quarter of the current year, the Center exercised an option stated in its mortgage agreement with a bank to make an additional $150,000 payment against the outstanding principal without penalty. A construction loan has been utilized for a new apartment building and activity center and has a $2.4 million balance outstanding at March 31, 1998. All other assets and liabilities remained relatively unchanged.


Results of Operations

Net income for the year ended March 31, 1998 and 1997 was $610,000 and $241,000, respectively.

Operating Revenues

Operating revenues for the year ended March 31, 1998 and 1997 totaled $3.3 million and $3.2 million, respectively. The overall increase in operating revenues of $108,000 was due primarily to rate increases in health care center revenues and apartment revenues.

Operating Expenses

Operating expenses remained relatively stable overall for the years ended March 31, 1998 and 1997 at $2.9 million each year. Within the categories of
expenses, apartment and dietary decreased which was  offset   by   increases
in healthcare, housekeeping, and administrative and general. Apartment expenses decreased $8,000 due to a decrease in salary and maintenance costs. Dietary expenses decreased approximately $29,000 due to a decrease in food and beverage costs and labor costs. Health care center costs increased
$7,000 due to an increase in the use of temporary employees and salary increases. Housekeeping expenses increased approximately $6,000 due to additional employees and an increase in salary and supply costs. Administrative and general expenses increased approximately $10,000 due primarily to an increase in wages.

Nonoperating revenue

Net nonoperating revenues for the year ended March 31, 1998 increased approximately $29,000 over the same period in 1997, primarily due to a larger loss on the disposal of equipment recognized for the year ended March 31, 1997.

Liquidity

The Center generated $810,000 in cash flows from operating activities. The operating cash flows were used to fund $459,000 in financing activities, which was primarily repayments of long-term debt.

Future Commitments for Capital Expenditures

During the year ended March 31, 1998, the Center entered into a contract with a construction company for the construction of a twenty unit two-bedroom apartment building and an activity center at an estimated cost of $2,599,000.

The Center received a maximum construction loan of $2,800,000 from Wachovia Bank. This loan is secured by the real estate and future apartment rents. Interest is at prime less .25% and payments of interest only are due through October 1998. Beginning in November 1998, monthly principal and interest payments will be made through April 2007. The monthly payment and applicable interest rate will be determined at a later date.

The Center is establishing a plan to address Year 2000 issues. Successful implementation of this plan will eliminate any extraordinary expenses related
to Year 2000 issue.   The Center plans  to  purchase software updates from
its sole data processing company regarding their Year 2000 plans and compliance. The Center will also contact other vendors and suppliers that its operations are dependent on to ensure Year 2000 compliance. The Center has a reasonable basis to conclude that the Year 2000 issues will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

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


                                     PART IV

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.    (1)  Financial Statements

      Balance Sheets--March 31, 1998

      Statements of Operations--Years Ended March31, 1998 and 1997

      Statements of Stockholders' Equity--Years Ended March 31, 1998 and 1997

      Statements of Cash Flows--Years Ended March 31, 1998 and 1997

      Notes to Financial Statements

      (2) Schedules to the financial statements have been omitted as the required information is inapplicable.

B. Reports on Form 8-K - None.

C.    Exhibits

   (27) Financial Data Schedule

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARC, INC.
Date:  June 17, 1998                  by: /s/ Anita Davis
                                      Anita Davis
                                      Executive Officer




                      Exhibit 27 Financial Data
                      Schedule

Period type                                            Year
Fiscal year end
March 31, 1998
Period - start
April 1, 1997
Period - end
March 31, 1998
Cash                                                   $292,918
Securities                                             $199,596
Receivables                                            $110,237
Allowables                                             $(5,000)
Inventory                                              $ 11,120
Current assets                                         $842,878
Property, plant and equipment
$10,208,976
Depreciation
$3,931,527
Total assets
$7,357,476
Current liabilities                                    $646,568
Bonds                                                         -
Preferred - mandatory                                         -
Preferred                                                     -
Common                                                 $536,000
Other - SE
$1,873,497
Total liabilities and equity
$7,357,476
Sales                                                   -
Total revenues
$3,284,946
Cost of goods sold                                      -
Total costs
$2,680,176
Other - expenses                                        -
Loss-provision                                          -
Interest-expense                                       $209,724
Income-pretax                                          $420,658
Income-tax                                             (189,100)
Income-continuing                                      $609,758
Discontinued                                              -
Extraordinary                                             -
Changes                                                   -
Net - income                                           $609,758
EPS - primary                                          $   1.14
EPS - dilutes                                             0.00%








                        Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the Center) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Greenville, South Carolina
June 1, 1998





                                  CARC, INC.
                                Balance Sheets
                            March 31, 1998 and 1997


                                   Assets

                                                       1998         1997
Current assets
Cash and cash equivalents                          $  292,918     $  236,236
Investments                                           199,596        207,344
Accounts receivable, net of allowance
   for doubtful accounts of $5,000 in
   1998 and 1997                                       105,237        118,349
Accrued interest receivable                             13,958         15,343
Prepaid insurance                                        9,449         11,792
Inventory                                               11,120         10,799
Deferred tax asset                                     210,600          -
  Total current assets                                 842,878        599,863




Property, buildings, and equipment, net                6,277,449    3,857,751
Entrance fees in escrow                                  112,817      105,918
Other assets                                             124,332      105,498



   Total assets                                      $ 7,357,476  $ 4,669,030

                                                        (continued)
                            CARC, INC.
                          Balance Sheets
                     March 31, 1998 and 1997


               Liabilities and Stockholders' Equity

                                                       1998           1997

Current liabilities
 Current installments of long-term debt              $ 325,248     $   270,564
 Accounts payable                                      169,253          53,965
 Accrued payroll                                        50,421          48,463
 Accrued payroll and property taxes                     24,855          20,559
 Accrued interest                                       13,534          16,503
 Other accrued liabilities                              53,763          39,332
 Unearned revenue                                        9,494          26,520

     Total current liabilities                         646,568         475,906

Refundable entrance fees and deposits                  112,817         105,918
Long-term debt, excluding current installments       4,167,094       2,287,467
Deferred tax liability                                  21,500             -

     Total liabilities                               4,947,979       2,869,291


Stockholders' equity:
 Common stock, $1 par value.  Authorized
   600,000 shares; issued and outstanding
   536,000 shares                                      536,000         536,000
 Additional paid-in capital                          2,111,886       2,111,886
 Accumulated deficit                                  (238,389)      (848,147)

     Total stockholders' equity                       2,409,497      1,799,739


     Total liabilities and stockholders'
      Equity                                         $7,357,476     $4,669,030




[CAPTION]


                            CARC, INC.
                     Statements of Operations
                Years Ended March 31, 1998 and 1997


                                                         1998         1997
Operating revenues:
 Apartments                                          $ 1,530,828   $ 1,517,084
 Health care center, net                               1,705,095     1,597,757
 Dietary                                                  39,258        45,881
 Residential services                                      4,823         6,860
 Miscellaneous                                             4,942         9,594
   Net operating revenues                              3,284,946     3,177,176
Operating expenses:
 Apartments                                               209,186      217,189
 Health care center                                       832,759      826,168
 Dietary                                                  585,516      614,780
 Residential services                                         894        6,100
 Maintenance and repair                                   108,420      107,076
 Housekeeping                                             131,141      126,272
 Administrative and general                               296,475      286,629
 Depreciation and Amortization                             275,457      283,784
 Utilities                                                 156,073     168,569
 Interest                                                  209,724     209,998
 Property taxes                                             84,255      82,265
   Total operating expenses                              2,889,900   2,928,830

   Income from operations                                  395,046     248,346

Nonoperating revenues (expenses):
 Interest and investment income                              31,368     26,585
 Loss on sale of equipment                                  (5,756)   (33,858)
      Nonoperating revenues (expenses)                       25,612    (7,273)

    Income before income tax benefit                        420,658    241,073

    Income tax benefit                                      189,100      -

    Net income                                            $ 609,758  $ 241,073

   Weighted common shares outstanding                     $ 536,000  $ 536,000

   Basic earnings per share                               $    1.14  $     .45





[CAPTION]

                                   CARC, INC.
                       Statements of Stockholders' Equity
                       Years Ended March 31, 1998 and 1997


                                      Additional                   Total
                             Common     Paid-In     Accumulated  Stockholders'
                              Stock     Capital       Deficit       Equity

Balances at
 March 31, 1996             $ 536,000  $ 2,111,886  $ (1,089,220)  $ 1,558,666

Net income                       -            -          241,073       241,073

Balances at
 March 31, 1997               536,000    2,111,886       (848,147)   1,799,739

Net income                       -            -           609,758      609,758

Balances at
 March 31, 1998             $ 536,000  $ 2,111,886     $ (238,389) $ 2,409,497




[CAPTION]

                                    CARC, INC.
                              Statements of Cash Flows
                         Years Ended March 31, 1998 and 1997


                                                         1998          1997
Cash flows from operating activities:
 Net income                                       $   609,758      $  241,073
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                       275,457        283,784
   Loss on sale of equipment                             5,756         33,858
   Decrease (increase) in:
     Accounts receivable, net                           13,112         (1,216)
     Accrued interest receivable                         1,385         (8,113)
     Prepaid insurance                                   2,343          8,821
     Inventory                                            (321)         4,125
     Other assets                                      (30,834)        (2,500)
     Deferred income taxes                            (189,100)            -
   Increase (decrease) in:
     Accounts payable                                  115,288         48,084
     Accrued payroll                                     1,958          6,441
     Accrued payroll and property taxes                  4,296         (7,193)
     Accrued interest payable                           (2,969)        (2,762)
     Other accrued liabilities                          14,431         30,265
     Unearned revenue                                  (17,026)         5,436
     Entrance fee proceeds                               6,899          6,855

      Net cash provided by
       operating activities                             810,433       646,958


Cash flows from investing activities:
 Purchases of investments                           $  (312,413)  $  (313,262)
 Maturities of investments                              313,262       321,325
 Proceeds from sale of equipment                           -               50
 Capital expenditures                                (2,688,911)     (219,602)

         Net cash used in
          investing activities                       (2,688,062)      (21,489)

Cash flows from financing activities:
 Principal payments of long-term debt                  (458,563)     (424,942)
 Proceeds  from construction loan                     2,392,874          -

         Net cash provided by (used
          in) financing activities                    1,934,311      (424,942)

         Net increase in cash
          and cash equivalents                           56,682        10,527

Cash and cash equivalents,
 at beginning of year                                   236,236       225,709

Cash and cash equivalents,
 at end of year                                       $  292,918   $  236,236







                                      CARC, INC.
                            Notes to Financial Statements
                               March 31, 1998 and 1997



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

    Investments - The Center accounts for investments according to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities (SFAS 115). Under SFAS 115, investment securities held for investment are stated at amortized cost since the Center has both the ability and intent to hold such securities
    to maturity.   Premiums and discounts on the investments  are amortized
    into income over the contractual terms of the security using a level yield interest method. Gains and losses on the sale of these securities would be calculated on the specific identification method.

    Other Assets - Other assets consist of loan refinancing cost and closing costs on a construction loan. The refinancing costs are amortized over the life of the loan, which is twelve years. The closing costs will be amortized over the life of the construction loan, when the loan is fully settled.

    Property, Buildings, and Equipment - Property, buildings, and equipment are stated at cost or, if donated, at fair market value at date of receipt less accumulated depreciation. Depreciation on buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

    Income Taxes - The Center accounts for income taxes according to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers unrestricted highly liquid investments with an original maturity ofthree months or less when purchased to be cash or cash equivalents.

    As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $212,872 in 1998 and $212,760 in 1997. The Center paid no income taxes in 1998 or 1997.

    Unearned Revenue - Unearned revenue represents advance payment of gross room rates.

    Earnings Per Share - The Center adopted the provisions of SFAS No. 128, "Earnings Per Share", during fiscal year 1998. The Statement established
    standards for computing and presenting earnings per share (EPS).   SFAS
    No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The new statement requires the presentation of basic and diluted earnings per share amounts. In accordance with SFAS No. 128, all prior periods EPS data has been restated. Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding. There are no securities outstanding that represent potential common stock that would require presentation of diluted earnings per share.

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

2.  Health Care Center Revenues

    A portion of Health Care Center revenue is generated by patients who qualify for the Medicare program. The approximate percentage of such revenue was 4% in 1998 and 3% in 1997. The remainder of the revenues are from private paying patients. Patient service revenue is recorded at established rates with provisions made for differences between patient service revenue at the Center's established rates and the related Medicare reimbursement.

3.  Cash, Cash Equivalents and Investments

    A summary ofthe Center's cash, cash equivalents and investments at March 31 follows:
                                                     1998         1997
     Cash                                         $ 292,918   $ 236,236
     Investments:
      U. S. Treasury obligations                    312,413      313,262
                                                   $ 605,33    $ 549,498

    The carrying amounts and approximate market value of investment securities are:

                                                                  Estimated
                                         Amortized   Unrealized     Market
                                            Cost        Gains        Value

     March 31, 1998                      $ 312,413     $ 13,764    $ 326,177

     March 31, 1997                      $ 313,262     $ 15,343    $ 328,605

    There were no unrealized losses on securities or realized gains or losses on securities in 1998 or 1997.

    The aggregate of these investments are presented in the accompanying balance sheets as follows:
                                                         1998         1997
     Investments                                       $199,596    $ 207,344
     Entrance fees in escrow                            112,817      105,918

                                                        $312,413    $ 313,262

    The Center maintains cash accounts at one financial institution. At times throughout the year, the Center may have balances in excess of FDIC insured limits. Due to the strong credit rating of this financial institution, management believes there is no significant credit risk related to these accounts.

4.  Property, Building, and Equipment

    A summary of property, buildings, and equipment at March 31 follows:

                                                           1998       1997
     Land and land improvements                         $ 550,220  $ 550,220
     Buildings                                          6,314,414  6,308,892
     Equipment                                            565,188    538,168
     Vehicles                                              53,079     53,079
     Construction in progress                           2,726,075     98,974
                                                        ---------   --------
                                                       10,208,976   7,549,333
     Less accumulated depreciation                      3,931,527   3,691,582

       Property, buildings and equipment, net          $6,277,449  $3,857,751

5.  Long-term Debt

    Long-term debt consists of a mortgage note due in October 2005 and a construction loan. The mortgage note has monthly payments of $40,626, including interest at 7.5% which are to be made during the first six years of the loan period. During the second six years, the interest rate will equal the yield of the bank's cost of issuing a large certificate of deposit in the secondary market and having a maturity most proximate to six years plus 2.5% per annum. The note had an outstanding balance of $2,099,468 at March 31, 1998 and $2,558,031 at March 31, 1997. The note is collateralized by land and buildings with a depreciated cost of approximately $3,420,000 at March 31, 1998.

    The mortgage note has certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases. As of March 31, 1998, the Center was in compliance with such covenants or on June 2, 1998, received a waiver for events of noncompliance.

    The Center received a maximum construction loan of $2,800,000 from Wachovia Bank. This loan is secured by the real estate and apartment rents. Interest is at prime less .25% and payments of interest only are due through October 1998. Beginning in November 1998, monthly principal and interest payments will be made through April 2007. The monthly payment and applicable interest rate will be determined at a later date. At March 31, 1998, $2,392,874 has been drawn on this loan. Interest of approximately $43,500 has been capitalized at March 31, 1998.

    The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 1998 and thereafter are as follows:

        1999                                            $325,248
        2000                                             363,445
        2001                                             316,033
        2002                                             343,290
        2003                                             372,901
        Thereafter                                     2,771,425
                                                      $4,492,342

6.  Income Taxes

    As of March 31, 1998, the Center has net operating loss carryforwards of approximately $525,000 available to offset future taxable income which expire as follows: 2005, $129,000; 2006, $269,000; and 2007, $127,000.

    The components of the net deferred income tax assets are as follows:




                                                        1998         1997
     Deferred income tax asset:
      Net operating loss carryovers                  $ 205,000     $ 368,700
      Accrued expense not currently
        deductible for tax purposes                      9,300         8,600
      Valuation allowance                                  -        (340,000)

     Deferred income tax liability:
      Tax depreciation greater than
        book depreciation                              (21,500)      (27,000)
      Accrued revenue not currently
        recognized for tax purposes                     (3,700)      (10,300)

        Net deferred income tax asset                $ 189,100      $    -

    The components giving rise to the net deferred tax asset described above have been included in the accompanying balance sheets as of March 31, 1998 and 1997 as follows:

                                                         1998         1997
     Current assets                                   $ 210,600    $     -
     Noncurrent liabilities                             (21,500)         -

                                                      $ 189,100    $     -


   The effective tax rate on income before income taxes was different than amounts computed by applying the statutory Federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:
                                                         1998         1997
     Income taxes at statutory rate                   $ 143,000    $  82,000
     Increase (decrease) in taxes resulting from:
      State taxes, net of Federal tax benefit            14,000        8,000
     Utilization of net operating loss carryforwards   (157,000)     (90,000)
     Recognition of future income tax benefit
       of net operating loss carryforwards             (189,100)         -


       Actual tax benefit                             $(189,100)     $   -

    Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

7.  Retirement Plan

    The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit.
    The Center's combined contribution totaled $13,582 and $26,290 for the years ended March 31,1998 and 1997, respectively.

8.  Commitments

    The Center entered into a contract with a construction company in April 1997 for the construction of a new apartment building and an activity
    center at an estimated cost of $2,599,000.   As of March 31, 1998, the
    construction is 95% complete.

9.  Financial Instruments

   Generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as accounts receivable, accounts payable, accrued expenses, notes payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The estimated fair value of long-term notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The Center estimates the fair value of these items to be the same as their carrying value.