Form 10QSB
period 1998-06-30
CARC INC
filed 1998-08-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 Form 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
     PERIOD ENDED JUNE 30, 1998

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

Yes    [ X ]                            No   [    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 1998 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]                            No   [  X]


                                  CARC, INC.

                              Form 10-QSB Index




Part I.             FINANCIAL INFORMATION

Item 1.             Financial Statements
                    Unaudited Balance Sheet at June 30, 1998............... 1

                    Unaudited Statements of Operations for the Three
                      Months Ended June 30, 1998 and 1997.................. 2

                    Unaudited Statement of Stockholders' Equity for the
                      Three Months Ended June 30, 1998..................... 3

                    Unaudited Statements of Cash Flows for the
                      Three Months Ended June 30, 1998 and 1997............ 4

                    Notes to Unaudited Financial Statements................ 5

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...... 6 - 7

Part II.       OTHER INFORMATION

Item 1.             Legal Proceedings...................................... 8
Item 2.             Changes in Securities.................................. 8
Item 3.             Defaults Upon Senior Securities........................ 8
Item 4.             Submission of Matters to a Vote of Security Holders.... 8
Item 5.             Other Information...................................... 8
Item 6.             Exhibits and Reports on Form 8-K .......................8
Signatures          ........................................................9


[CAPTION]

                                 CARC, INC.
                               Balance Sheet
                               June 30, 1998
                                (unaudited)

                                   Assets

Current assets:
Cash                                                             $    378,988
Investments                                                           199,596
Accounts receivable, net of allowance for
contractual adjustments of $5,000                                     135,507
Accrued interest receivable                                             5,070
Prepaid expenses                                                       59,483
Inventory                                                              11,120
Deferred tax asset                                                    210,600
  Total current assets                                              1,000,364

Property, plant, and equipment, net                                 6,365,092
Entrance fees in escrow                                               132,922
Other assets - principally loan refinancing costs                     120,961

                                                               $    7,619,339
                      Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt                         $      325,248
Accounts payable                                                       62,728
Accrued liabilities                                                   130,027
Unearned revenue                                                      134,225
  Total current liabilities                                           652,228

Deferred tax liability                                                 21,500
Refundable entrance fees                                              132,922
Long-term debt, excluding current installments                      4,329,916
  Total liabilities                                                 5,136,566

Stockholders' equity:
Common stock $1 par value. Authorized 600,000
shares; issued and outstanding 536,000 shares                         536,000
Additional paid-in capital                                          2,111,886
Accumulated deficit                                                  (165,113)
  Total stockholders' equity                                        2,482,773

                                                               $    7,619,339



[CAPTION]

                                    CARC, INC.
                             Statements of Operations
                   For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                    1998            1997
Operating revenues:
Apartments                                   $    436,829      $    386,569
Health Care Center, net                           427,288           427,694
Dietary                                            12,187            10,316
Residential services                                1,039               915
Miscellaneous                                       3,265                -
  Total operating revenues                        880,608           825,494

Operating expenses:
Apartments                                         56,048            54,174
Health Care Center                                219,114           191,448
Dietary                                           153,894           148,995
Residential services                                5,204               653
Maintenance and repair                             27,097            25,076
Housekeeping                                       34,174            34,104
Administrative and general                         76,503            73,433
Depreciation and amortization                      85,259            68,965
Utilities                                          39,395            37,954
Interest                                           91,579            48,507
Property taxes                                     23,319            20,559
Miscellaneous                                       3,661                -
   Total operating expenses                       815,247           703,868

Income from operations                             65,361           121,626

Nonoperating revenue (expense):
Interest and investment income                      7,915             7,407
Loss on disposal of equipment                         -              (5,703)
   Nonoperating revenue (expense)                   7,915             1,704

   Net income                                 $    73,276      $    123,330

Basic earnings per share                      $       .14      $        .23

Weighted average number of shares
   outstanding during the period                   536,000          536,000




[CAPTION]


                                    CARC, INC.
                        Statement of Stockholders' Equity
                     For the Three Months Ended June 30, 1998
                                  (Unaudited)


                                        Additional                  Total
                             Common      Paid In   Accumulated   Stockholders'
                             Stock       Capital     Deficit       Equity
Balances at March 31, 1998   $ 536,000   $ 2,111,886 $ (238,389) $ 2,409,497
Net income                       -             -         73,276       73,276
Balances at June 30, 1998    $ 536,000   $ 2,111,886 $ (165,113) $ 2,482,773




[CAPTION]

                                 CARC, INC.
                       Statements of Cash Flows
               For the Three Months Ended June 30, 1998 and 1997
                                (Unaudited)


                                                        1998           1997
Cash flows from operating activities:
  Net income                                       $   73,276      $  123,330
  Adjustment to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                        85,259         68,965
   Loss on disposal of equipment                           -            5,703
   Decrease (increase) in:
    Cash - funds held for others                        (20,105)        3,043
    Accounts receivable                                 (30,270)        3,564
    Accrued interest receivable                           8,888        12,198
    Prepaid expenses                                    (50,034)      (44,631)
    Other assets                                            -         (30,834)
   Increase (decrease) in:
    Accounts payable                                   (106,525)       49,764
    Accrued liabilities                                 (12,546)        3,550
    Unearned revenue                                    124,731        61,609
    Deposits held for others                             20,105        (3,043)

     Net cash provided by operating activities           92,779       253,218

Cash flows from investing activities:
  Capital expenditures                                 (169,531)     (302,791)

Cash flows from financing activities:
  Principal payments of long-term debt                 (105,917)      (73,372)
  Proceeds from bank loan                               268,739       198,957

    Net cash provided by  financing activities          162,822       125,585

Net increase in cash                                     86,070        76,012

Cash at beginning of period                             292,918       236,236

Cash at end of period                              $    378,988   $   312,248


                                 CARC, INC.
                   Notes to Interim Financial Statements
                               June 30, 1998


(1)    Basis of Presentation

       The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1998 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)   Interim Periods

      In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Financial Condition

          During the first quarter of 1997, the Center began construction on a twenty unit two-bedroom apartment building and an activity center. At June 30, 1998, the projects are complete.

          To finance the construction the Center entered into a loan for $2,600,000 from Wachovia Bank. The loan is secured by real estate and apartment rents. The loan was formally closed during the first quarter of 1998. Interest is 7.85% and monthly payments of $25,205 will be made through January 2007.

          Results of Operations - For the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

          Operating Revenues

          Operating Revenues for the three months ended June 30, 1998 and 1997 were $881,000 and $825,000, respectively. The overall increase in operating revenues of approximately $55,000 is due primarily to the additional apartment income made available by the completed construction. In addition, there was a three percent increase in rates occurring in the third quarter of 1997 in health care center and apartment revenues, which is reflected in operating revenues for the quarter ending June 30, 1998.

          Operating Expenses

          Operating expenses for the three months ended June 30, 1998 and 1997 were approximately $815,000 and $704,000, respectively. The increase of $111,000 in expenses was primarily demonstrated in the following areas of operations. Healthcare expenses increased $29,000 due to the increased use of temporary employees. Depreciation and amortization expense increased $16,000 in relation to the new buildings completed, and interest expense increased $43,000 as a result of the additional facilities' financing. Residential services expense increased $5,000 due to hiring an activities director for the new activities building. Other operating expenses remained relatively stable.

          Nonoperating revenue

          Nonoperating revenues, which consist primarily of interest and investment income, for the three months ended June 30, 1998 remained relatively stable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          Liquidity

          The Center generated $93,000 in cash flows from operating activities and $163,000 from financing activities for the three months ended
          June 30, 1998. The cash flows were used primarily to fund $170,000 of capital expenditures.





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

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          Please refer to the following minutes of the shareholers' meeting held June 10, 1998 for the information requested for this item.

                                     CARC, Inc.
                            Annual Stockholders Meeting
                             Wednesday, June 10, 1998
                           Clemson Downs Activity Center

Present: Burley, Clark, Macholl, Monroe, Neumann, Seefeld, Watson, Wise and Anita Davis

Absent:   Clement

          Chairman Monroe opened our meeting by asking Mr. Earl Rambo to offer the invocation.

          Mr. Monroe called on the Crisp Hughes' Accounting Firm representative to confirm we did have a quorum to conduct business. This being determined Mr. Monroe introduced the current board members.

          Minutes from the previous years meeting had been distributed to everyone, so a motion was made to dispense with the reading.
          One correction was noted and corrected.

          Mendel  Sherman  was  then asked to give the  Nominating Committee
          Report.   This committee consisted of Mr. Sherman, Mr. George  Nutt
          and  Mr. Brooks Patterson.  Their nominees for the 98-99 CARC Board
          were  Neumann,  Seefeld,  and  Wise from last years  Board.   New
          nominees were Tom Lynch, Broy Moyer, Robert Downing, James Fanning, Anna Forbis and Fred Martin. A recommendation to accept this plate was proposed and seconded. All present were in favor. Mr. John
          Clark was then asked to give his balloting report. Of the 284 votes received by our office 283 approved the selection of Crisp Hughes as CARC's independent accountants for the 98-99 year. Ballots totaling 274 approved the nominating committee slate of officers with 10 abstaining. A definite majority was attained.

          Our Treasurer, Mr. Macholl reported that we have an increase in performance over last year. Our stock holder equity has gone up 30% over the last year. A ratio of debt to assets is low at the present time but this is due to our loans on the new buildings. Payments on these new notes will soon strengthen this.

          Anita Davis reported that our marvelous staff are long term employees and the very best! Kathryn Newkirk and Jay Rollins are
          new  employees,  but are already a part of the  team.   Stockholder
          equity has risen and our deficit has decreased.

          Volunteers  are  an  even growing asset.   Many  thanks for their
          efforts.

          Notes from Chairman Monroe: CARC has 70 employees currently with a yearly payroll of over a million dollars. Our yearly purchases estimate more than $1 million. The Downs pays property taxes of $81,700 a year. Currently CARC has 116 apartments with 134 residents and a 52 bed health care center. There are 128 residents in the homes surrounding the CARC facilities. Our expansion costs
          have totaled over $3 million.   All of these statistics should make
          our stockholders very proud.

          Recognition of the out-going board members was presented by past President Mrs. Helen Gregory.

          A motion was then made and seconded that any and all actions taken in the last 12 months by the officers and board of directors of CARC on behalf of the corporation be acknowledged affirmed and approved by the stockholders present at this annual meeting of the stockholders all present voted in favor.

          Recognition of the Shermans for all their work with the CarCourier was given and a round of "thanks" to our property owners for all their time and effort.

          The dedication of our new building will follow at 3:00 p.m. motion to adjourn at 3:35 p.m.


                                               Respectfully submitted
                                               Eleanor Burley
                                               Secretary


Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits                       27  Financial Date Schedule

          B. There were no reports on Form 8-K filed for the quarter ended June 30, 1998.





                                Signatures



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CARC, Inc.
                                             Clemson, South Carolina




Date:   August 7, 1998                       By: /s/ Anita M. Davis
                                             Anita M. Davis
                                             Administrator
                                             (Principal executive officer)

Date:   August 7, 1998                       By: /s/  Debra Turner
                                             Debra Turner
                                             Accountant
                                             (Principal Financial and
                                              Accounting Officer)