Form 10QSB
period 1998-09-30
CARC INC
filed 1998-11-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 1998

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES 	EXCHANGE
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

Yes    [ X ]		                                     				No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 1998 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]	                                     					No	[  X ]



                                	CARC, INC.


                            Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

      			Unaudited Balance Sheet at September 30, 1998......................	1

      			Unaudited Statements of Operations for the
			     	Three Months and Six Months Ended
				     September 30, 1998 and 1997........................................	2

	      		Unaudited Statement of Stockholders'
				     Equity for the Six Months
				     Ended September 30, 1998...........................................	3

      			Unaudited Statements of Cash Flows for
				     the Six Months Ended
				     September 30, 1998 and 1997........................................	4

      			Notes to Unaudited Financial Statements............................	5

Item 2.		Management's Discussion and Analysis of
      			Financial Condition and Results of
			      Operations	.....................................................6 - 7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings..................................................	8
Item 2.		Changes in Securities..............................................	8
Item 3.		Defaults Upon Senior Securities	....................................8
Item 4.		Submission of Matters to a Vote of Security Holders	................8
Item 5.		Other Information	..................................................8
Item 6.		Exhibits and Reports on Form 8-K	...................................8
Signatures		.................................................................9



[CAPTION]


                               	CARC, INC.
	                             Balance Sheet
	                           September 30, 1998
	                               (unaudited)

                                  Assets
Current assets:
  Cash                                           					              	$	426,333
  Investments				                                                     	199,596
  Accounts receivable, net of allowance for
  contractual adjustments of $5,000                                				134,573
  Accrued interest receivable		                                          9,187
  Prepaid expenses			                                                 	 43,261
  Inventory		 		                                                       	11,120
  Deferred tax asset			                                               	173,100
    Total current assets		                                           		997,170

Property, plant, and equipment, net			                              	6,301,047
Entrance fees in escrow				                                            128,497
Other assets - principally loan refinancing costs	  		                	117,406

                                                                 		$	7,544,120

                 Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                         			$	 325,248
  Accounts payable	                                                	 	 	74,947
  Accrued liabilities              			                                	189,949
  Unearned revenue			   	                                               95,944
    Total current liabilities	                                      			686,088

Deferred tax liability                                              				21,500
Refundable entrance fees				                                           128,497
Long-term debt, excluding current installments	 		                  	4,223,281
    Total liabilities                                            				5,059,366

Stockholders' equity:
  Common stock $1 par value. Authorized 600,000
   shares; issued and outstanding 536,000 shares                   				536,000
  Additional paid-in capital	                                     			2,111,886
  Accumulated deficit	                                          		  	(163,132)
    Total stockholders' equity                             	   		   	2,484,754

                                                                 		$	7,544,120

[CAPTION]

                                	CARC, INC.
	                         Statements of Operations
	      For the Three and Six Months Ended September 30, 1998 and  1997

                                (Unaudited)


                       Three Months Ended,                  Six Months Ended,
                          September 30                        September 30
                                1998          1997        1998          1997
Operating revenues:
  Apartments                 	$	450,621   	$	383,157   	$	887,450	   $	769,725
 	Health Care Center, net		    	416,813	    	434,833	   		844,101	    	862,527
  Dietary			                     10,635	      	9,024		    	22,822	     	19,341
  Residential services	           		425      		1,140     			1,463	      	2,055
  Miscellaneous			               	2,076      	  	937	      	5,341	  	      937
    Total operating revenues	  	880,570	    	829,091   	1,761,177   	1,654,585

Operating expenses:
  Apartments	                  		58,606		     57,562      114,654      111,736
  Health Care Center            229,829      207,782      448,942      399,230
  Dietary                       158,524      144,711      312,418      293,705
  Residential Services            4,639          343        9,842          996
  Maintenance and repair      			24,991     		27,263    			52,088     		52,339
  Housekeeping		                	32,915		     32,752			    67,089		     66,861
  Administrative and general			  85,403		     71,823			   161,906	    	145,255
  Depreciation and amortization		93,703	     	69,083	   		178,962    		138,049
  Utilities			                   45,259     		43,057    			84,654     		81,011
  Interest		                    	90,861	     	47,120		   	182,440		     95,627
  Property taxes		              	24,497     		20,558    			47,816	     	41,117
  Miscellaneous	                  	-	           	620       	3,661         	620
    Total operating expenses	  	849,227	  	  722,674	  	1,664,472	   1,426,546

    Income from operations       31,343      106,417       96,705      228,039

Nonoperating revenue (expense):
  Interest and investment income   8,138        8,544       16,052      15,950
  Loss on disosal of equipment       -            -            -       (5,703)
    Nonoperating revenue           8,138        8,544       16,052      10,247

Income before income tax expense  39,481      114,961      112,757     238,286
Income tax expense              (13,500)         -         (37,500)       -

    Net income               $   25,981   $   114,961   $  75,257  $   238,286

Basic earnings per share     $      .05   $       .21   $     .14  $       .44

Weighted average number of shares
 outstanding during the period  536,000        536,000     536,000     536,000



[CAPTION]

                                   CARC, INC.
                       Statement of Stockholders' Equity
                  For the Six Months Ended September 30, 1998
                                   (Unaudited)

                                         Additional                 Total
                                 Common   Paid-In   Accumulated  Stockholders'
                                  Stock   Capital     Deficit       Equity
Balances at March 31, 1998	     $	536,000  $	2,111,886	$	(238,389)	$	2,409,497
Net income	  	                       -       	 	-     	  	75,257	      	75,257
Balances at September 30,1998  	$	536,000 	$	2,111,886	$	(163,132)	$	2,484,754



[CAPTION]


                                 CARC, INC.
                          Statements of Cash Flows
              For the Six Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                                       1998             1997
Cash flows from operating activities:
  Net income                                           	$	75,257    	$	238,286
  Adjustment to reconcile net income to net cash
	  provided by operating activities:
		  Depreciation and amortization                      		178,962		     138,049
   	Loss on disposal of equipment                         		-	          	5,703
		  Provision for deferred income taxes                 		37,500	         	-
		  Decrease (increase) in:
		   Cash - funds held for others	                      	(15,680)	      	(857)
			  Accounts receivable                                 (29,336)      (4,543)
     Accrued interest receivable                            4,771        7,603
     Prepaid expenses                                    (33,812)     (28,804)
     Other assets                                           -         (50,912)

   Increase (decrease)in:
     Accounts payable                                     (94,306)     252,763
     Accrued liabilities                                   47,377       44,271
     Unearned revenue                                      86,450       32,018
     Deposits held for others                              15,680          857

      Net cash provided by operating activities           272,863      634,434

Cash flows from investing activities:
  Capital expenditures                                   (195,635)   (977,131)

Cash flows from financing activities:
  Principal payments of long-term debt                   (212,552)   (298,131)
  Proceeds from bank loan                                  268,739     682,375

     Net cash provided by financing activities              56,187     384,244

Net increase in cash                                       133,415      41,547

Cash at beginning of period                                292,918     236,236

Cash at end of period                                   $  426,333  $  277,783


See accompanying notes to interim financial statements.


                              	CARC, INC.
	                 Notes to Interim Financial Statements
	                           September 30, 1998



(1)	Basis of Presentation

    The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1998 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

   	In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
    The results of operations for the three and six months ended
    September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations

       		Financial Condition

         The balance sheet of the Center has not materially changed from March 31, 1998 to September 30, 1998. Total assets increased by approximately $187,000 and stockholders' equity increased by net income for the six months of approximately $75,000.

         Results of Operations - For the six months ended September 30, 1998 compared to the six months ended September 30, 1997.

         Net income for the six months ended September 30, 1998 decreased by approximately $163,000. This decrease was the result of additional depreciation and amortization expense and debt service cost offset by increased operating revenues.

         Operating Revenues

         Operating Revenues for the six months ended September 30, 1998 and 1997 were $1,760,000 and $1,655,000, respectively. The overall increase in operating revenues of approximately $105,000 is due primarily to the additional apartment income made available by the expanded facilities. In addition, there was a three percent increase in rates occurring in the third quarter of 1997 in health care center and apartment revenues, which is reflected in operating revenues for the quarter ending September 30, 1998.

         Operating Expenses

         Operating expenses for the three months ended September 30, 1998 and 1997 were approximately $1,663,000 and $1,427,000, respectively. The increase of $236,000 in expenses was primarily demonstrated in the following areas of operations. Healthcare expenses increased $49,000 due to the increased use of temporary employees. Depreciation and amortization expense increased $41,000 as a result of the new buildings completed and amortization of loan costs. Interest expense increased $87,000 as a result of the additional facilities' financing. Residential services expense increased $9,000 due to hiring an activities director for the new activities building. Other operating expenses remained relatively stable in comparison to the same period in 1997.

         Nonoperating revenue

         Nonoperating revenues, which consist primarily of interest and investment income, for the six months ended September 30, 1998 remained relatively stable in comparison to 1997. The six months ended September 30, 1997 did reflect a loss on equipment disposition of approximately $6,000.

Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)

         Liquidity

         The Center generated $273,000 in cash flows from operating activities and $56,000 from financing activities for the six months ended June 30, 1998. The cash flows were used primarily to fund $196,000 of capital expenditures.

         Year 2000

         The Company has addressed its Year 2000 compliance issues internally through a plan which included upgrading computer terminals at a minimal cost. The network operating system is scheduled to be upgraded to Windows 95 by January 1999. Estimated costs of this upgrade range from $7,000 to $10,000. Externally, the Company has received notification from significant vendors and its primary financial institution confirming their Year 2000 compliance.

         The Company will continue to monitor the Year 2000 issue and, if necessary, develop a contingency plan to enable operations to continue and its financial position and operating results not to be materially impacted should their current plans not provide the desired results.





PART II -	OTHER INFORMATION

Item 1.	 	Legal Proceedings

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the CARC, Inc. is a party or to which any of its property is the subject.

Item 2. 		Changes in Securities

          There have been no changes in securities during the reporting period.

Item 3.		Defaults Upon Senior Securities

         None.

Item 4.		Submission of Matters to a Vote of Security Holders

         None.

Item 5.		Other Information

         None.


Item 6.		Exhibits and Reports on Form 8-K

         A. Exhibit 27.1             				Financial Data Schedule

         There were no reports on Form 8-K filed for the quarter ended September 30, 1998.




                               Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CARC, Inc.
                                          Clemson, South Carolina





Date:   November 10, 1998                 	By: /s/ Anita M. Davis
                                                   Anita M. Davis
                                                   Administrator
                                                   (Principal executive
                                                    officer)

Date:   November 10, 1998	                 By: /s/  Debra Turner
                                                    Debra Turner
                                                    Accountant
                                                    (Principal Financial and
                                                     Accounting Officer)