Form 10QSB
period 1998-12-31
CARC INC
filed 1999-02-16
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549

                               	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 1998

[	   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES 	EXCHANGE ACT
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

Yes    [ X ]	                                					No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 1998 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]                               						No	[  X ]




                              	CARC, INC.

                           Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

       			Unaudited Balance Sheet at December 31, 1998......................	1

       			Unaudited Statements of Operations for the
				      Three Months and Nine Months Ended
				      December 31, 1998 and 1997........................................	2

	       		Unaudited Statement of Stockholders'
				      Equity for the Nine Months
				      Ended December 31, 1998...........................................	3

       			Unaudited Statements of Cash Flows
				      for the Nine Months Ended
				      December 31, 1998 and 1997........................................	4

       			Notes to Unaudited Financial Statements...........................	5

Item 2.		Management's Discussion and Analysis of
       			Financial Condition and Results of
			       Operations....................................................	6 - 7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings..................................................	8
Item 2.		Changes in Securities..............................................	8
Item 3.		Defaults Upon Senior Securities....................................	8
Item 4.		Submission of Matters to a Vote of Security Holders................	8
Item 5.		Other Information..................................................	8
Item 6.		Exhibits and Reports on Form 8-K...................................	8
Signatures.................................................................		9


[CAPTION]

                                 	CARC, INC.
                                	Balance Sheet
	                              December 31, 1998
                                 	(unaudited)

                                     Assets
Current assets:
  Cash                                                        						$	450,135
  Investments                                                   				 	199,596
  Accounts receivable, net of allowance for
  contractual adjustments of $5,000		                               		130,250
  Accrued interest receivable	                                       			8,597
  Prepaid expenses                                                				 27,038
  Inventory	                                                   	 		   	11,120
  Deferred tax asset                                            			  	160,500
  Total current assets                                            				987,236

Property, plant, and equipment, net                             				6,219,720
Entrance fees in escrow				                                           127,048
Other assets - principally loan refinancing costs	  		               	113,852

                                                                		$	7,447,856

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                        			$	 325,248
  Accounts payable		 	                                               	148,509
  Accrued liabilities              			                               	110,423
  Unearned revenue			   	                                              85,456
    Total current liabilities			                                     	669,636

  Deferred tax liability	                                           			21,500
  Refundable entrance fees				                                        127,048
  Long-term debt, excluding current installments	 		               	4,114,186
    Total liabilities			                                           	4,932,370

Stockholders' equity:
  Common stock $1 par value. Authorized                               600,000
  shares; issued and outstanding 536,000 shares 			                  	536,000
  Additional paid-in capital			                                    	2,111,886
  Accumulated deficit	 		                                          	(132,400)
    Total stockholders' equity	   		                               	2,515,486

                                                                		$ 7,447,856


[CAPTION]


                                 	CARC, INC.
                          	Statements of Operations
	     For the Three and Nine Months Ended December 31, 1998 and  1997
                                  (Unaudited)


                               Three Months Ended,        Nine Months Ended,

                                    December 31                December 31
                                 1998        1997         1998         1997
Operating revenues:
 	Apartments                 	$	434,074  	$	384,010  	$	1,321,525 	$	1,153,735
	 Health Care Center, net    			435,437   		425,664  			1,279,538  		1,288,191
	 Dietary                     			12,775    		11,071      		35,597     		30,412
	 Residential services           			847     		1,188      			2,310       	3,242
	 Miscellaneous                 	  	270      	2,146     	  	4,136    	  	2,464
		  Total operating revenues	  	883,403  	 	824,079 	  	2,643,106	  	2,478,044


Operating expenses:
 	Apartments                  			61,675   		45,606    			176,331     		157,341
	 Health Care Center         			234,836  		214,966    			683,778     		614,196
	 Dietary                       148,362  		149,025    			460,778     		442,730
	 Residential services         			5,354       		60     			15,198       		1,056
	 Maintenance and repair      			24,007   		25,091     			76,096      		77,430
	 Housekeeping                			33,735   		32,200    			100,826      		99,062
	 Administrative and general  			92,326   		72,931    			254,231     		218,186
	 Depreciation and amortization		92,954   		69,179    			271,916     		207,227
 	Utilities                   			41,248   		37,341    			125,899     		118,353
 	Interest                    			88,401   		47,779    			270,841     		143,406
	 Property taxes              			24,497  	 	22,176     			72,312    	  	63,293
	 Miscellaneous                    	683     	 	-          	2,869       	 	-
		  Total operating expenses  		848,078 	 	716,354  	 	2,511,075  	 	2,142,280

 		Income (loss) from operations	35,325  		107,725    			132,031     		335,764

Nonoperating revenue (expense):
 	Interest and investment income		8,005     		8,131    			24,058      		24,081
	 Loss on disposal of equipment	   	-	      	  	-        	  	-	     	 	(5,703)
	 Nonoperating revenue           	8,005   	  	8,131   	  	24,058     	 	18,378

Income before income tax expense	43,330  			115,856   			156,089     		354,142
Income tax expense          	   	12,600        	-     	  	50,100       	  	-

 		 Net income                	$	30,730   $ 115,856  	$	 105,989    	$	354,142

Basic earnings per share      	$   	.06  	$    	.22  	$     	.20    	$    	.66

Weighted average number of shares
	outstanding during the period 	536,000  	  	536,000 	   	536,000   	 	536,000

[CAPTION]

                                       	CARC, INC.
                           	Statement of Stockholders' Equity
                      For the Nine Months Ended December 31, 1998
                                        (Unaudited)


                                       Additional                 Total
                          Common     Paid-In     Accumulated     Stockholders'
                          Stock      Capital       Deficit          Equity


Balances at
 March 31, 1998       	$	536,000  	$	2,111,886   	$	(238,389)     	$	2,409,497

 Net income               	-          	 	-       	  	105,989       	  	105,989

Balances at
 December 31,	1998    	$	536,000  	$	2,111,886  	 $	(132,400)     	$	2,515,486




[CAPTION]

                                   	CARC, INC.
                          	Statements of Cash Flows
	              For the Nine Months Ended December 31, 1998 and 1997
                                  	(Unaudited)

                                                         1998            1997
Cash flows from operating activities:
	Net income                                           	$	105,989    	$	354,142
	Adjustment to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization                        	271,916     		207,227
			Loss on disposal of equipment                          		-          		5,703
			Provision for deferred income taxes                  		50,100         		-
			Decrease (increase) in:
				Cash - funds held for others                       		(14,231)      		1,733
				Accounts receivable                                		(25,013)    		(8,672)
				Accrued interest receivable                          	 	5,361      		5,895
				Prepaid expenses                                   		(17,589)   		(12,978)
				Other assets                                           		-      		(50,911)
			Increase (decrease) in:
				Accounts payable                                   		(20,744)    		273,870
				Accrued liabilities                               		 (32,149)    	(40,079)
				Unearned revenue                                    		 75,962     		32,801
				Deposits held for others                           	  	14,231  	  	(1,733)

					Net cash provided by operating activities        	  	413,833  	  	766,998

Cash flows from investing activities:
 	 Capital expenditures                             	  	(203,708) 	(1,831,900)

Cash flows from financing activities:
  	Principal payments of long-term debt               		(321,647)  		(377,026)
	  Proceeds from bank loan                            	  	268,739	  	1,486,253


					Net cash provided by (used in)
       financing activities                         	  	 (52,908)   	1,109,227

Net increase in cash                                    		157,217     		44,325

Cash at beginning of period                           	  	292,918  	  	236,236

Cash at end of period                                  	$	450,135   	$	280,561



                                       	CARC, INC.
	                       Notes to Interim Financial Statements
	                                    December 31, 1998


(1)	Basis of Presentation

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

		In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature)
  necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

Item 2. 	Management's Discussion and Analysis of Financial Condition and
         Results of Operations

       		Financial Condition

         The balance sheet of the Center has not materially changed from March 31, 1998 to December 31, 1998. Total assets increased by approximately $103,000 and stockholders' equity increased by net income for the nine months of approximately $106,000.

         On November 6, 1998, the Center began offering home health services to its apartment residents. The Center is also in the planning stage of upgrading one of its buildings to provide assisted living to residents.

         Results of Operations - For the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997.

         Net income for the nine months ended December 31, 1998 decreased by approximately $248,000. This decrease was the result of additional depreciation and amortization expense, debt service cost, and income tax expense offset by increased operating revenues.

         Operating Revenues

         Operating Revenues for the nine months ended December 31, 1998 and 1997 were $2,643,000 and $2,478,000, respectively. The overall increase in operating revenues of approximately $165,000 is due primarily to the additional apartment income made available by the expanded facilities. In addition, the nine months ended December 31, 1998 reflect a 3% increase in rates over 1997.

         Operating Expenses

         Operating expenses for the nine months ended December 31, 1998 and 1997 were approximately $2,511,000 and $2,142,000, respectively. The increase of $369,000 in expenses was primarily demonstrated in the following areas of operations. Healthcare expenses increased $70,000 due to the increased use of temporary employees. Depreciation and amortization expense increased $65,000 as a result of the new buildings completed and amortization of loan costs. Interest expense increased $127,000 as a result of the additional facilities's financing. Residential services expense increased $14,000 due to hiring an activities director for the new activities building. Other operating expenses remained relatively stable in comparison to the same period in 1997.


         Nonoperating Revenue and Expenses

         Nonoperating revenues, which consist primarily of interest and investment income, for the nine months ended December 31, 1998 remained relatively stable in comparison to 1997. The nine months ended December 31, 1997 did reflect a loss on equipment disposition of approximately $6,000.

         Liquidity

         The Center generated $414,000 in cash flows from operating activities and $269,000 from a bank loan for the nine months ended December
         31, 1998. The cash flows were used primarily to fund $204,000 of capital expenditures and repay long-term debt of $322,000.

         Year 2000

         The Company has addressed its Year 2000 compliance issues internally through a plan which included upgrading computer terminals at a minimal cost. The network operating system was upgraded to Windows 95 in December 1998. Estimated costs of this upgrade range from $7,000 to $10,000. Externally, the Company has received notification from significant vendors and its primary financial institution confirming their Year 2000 compliance.

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

         B. There were no reports on Form 8-K filed for the quarter ended December 31, 1998.



                               Signatures





    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CARC, Inc.
                                        Clemson, South Carolina





    Date: February 4, 1999              	By: /s/ Susan Davis
                                         Susan Davis
                                         Administrator
                                         (Principal executive officer)

   Date: February 4, 1999               	By: /s/  Debra Turner
                                         Debra Turner
                                         Accountant
                                         (Principal Financial and Accounting
                                								  Officer)