Form 10QSB/A
period 1998-06-30
CARC INC
filed 1999-06-18
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 Form 10-QSB/A
                                  Amendment 1

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


[CAPTION]

                                 CARC, INC.
                               Balance Sheet
                               June 30, 1998
                                (unaudited)

                                   Assets

Current assets:
Cash                                                             $    378,988
Investments                                                           199,596
Accounts receivable, net of allowance for
contractual adjustments of $5,000                                     135,507
Accrued interest receivable                                             5,070
Prepaid expenses                                                       59,483
Inventory                                                              11,120
Deferred tax asset                                                    186,600
  Total current assets                                                976,364

Property, plant, and equipment, net                                 6,365,092
Entrance fees in escrow                                               132,922
Other assets - principally loan refinancing costs                     120,961

                                                               $    7,595,339
                      Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt                         $      325,248
Accounts payable                                                       62,728
Accrued liabilities                                                   130,027
Unearned revenue                                                      134,225
  Total current liabilities                                           652,228

Deferred tax liability                                                 21,500
Refundable entrance fees                                              132,922
Long-term debt, excluding current installments                      4,329,916
  Total liabilities                                                 5,136,566

Stockholders' equity:
Common stock $1 par value. Authorized 600,000
shares; issued and outstanding 536,000 shares                         536,000
Additional paid-in capital                                          2,111,886
Accumulated deficit                                                  (189,113)
  Total stockholders' equity                                        2,458,773

                                                               $    7,595,339



[CAPTION]

                                    CARC, INC.
                             Statements of Operations
                   For the Three Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                    1998            1997
Operating revenues:
Apartments                                   $    436,829      $    386,569
Health Care Center, net                           427,288           427,694
Dietary                                            12,187            10,316
Residential services                                1,039               915
Miscellaneous                                       3,265                -
  Total operating revenues                        880,608           825,494

Operating expenses:
Apartments                                         56,048            54,174
Health Care Center                                219,114           191,448
Dietary                                           153,894           148,995
Residential services                                5,204               653
Maintenance and repair                             27,097            25,076
Housekeeping                                       34,174            34,104
Administrative and general                         76,503            73,433
Depreciation and amortization                      85,259            68,965
Utilities                                          39,395            37,954
Interest                                           91,579            48,507
Property taxes                                     23,319            20,559
Miscellaneous                                       3,661                -
   Total operating expenses                       815,247           703,868

Income from operations                             65,361           121,626

Nonoperating revenue (expense):
Interest and investment income                      7,915             7,407
Loss on disposal of equipment                         -              (5,703)
   Nonoperating revenue (expense)                   7,915             1,704

   Income before tax expense                       73,276      $    123,330
Income tax expense                                 24,000
    Net income                                $    49,276      $    123,300
Basic earnings per share                      $       .09      $        .23

Weighted average number of shares
   outstanding during the period                   536,000          536,000




[CAPTION]


                                    CARC, INC.
                        Statement of Stockholders' Equity
                     For the Three Months Ended June 30, 1998
                                  (Unaudited)


                                        Additional                  Total
                             Common      Paid In   Accumulated   Stockholders'
                             Stock       Capital     Deficit       Equity
Balances at March 31, 1998   $ 536,000   $ 2,111,886 $ (238,389) $ 2,409,497
Net income                       -             -         49,276       49,276
Balances at June 30, 1998    $ 536,000   $ 2,111,886 $ (189,113) $ 1,922,773




[CAPTION]

                                 CARC, INC.
                       Statements of Cash Flows
               For the Three Months Ended June 30, 1998 and 1997
                                (Unaudited)


                                                        1998           1997
Cash flows from operating activities:
  Net income                                       $   49,276      $  123,330
  Adjustment to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                        85,259         68,965
   Loss on disposal of equipment                           -            5,703
   Provision for deferred income taxes                  24,000
   Decrease (increase) in:
    Cash - funds held for others                        (20,105)        3,043
    Accounts receivable                                 (30,270)        3,564
    Accrued interest receivable                           8,888        12,198
    Prepaid expenses                                    (50,034)      (44,631)
    Other assets                                            -         (30,834)
   Increase (decrease) in:
    Accounts payable                                   (106,525)       49,764
    Accrued liabilities                                 (12,546)        3,550
    Unearned revenue                                    124,731        61,609
    Deposits held for others                             20,105        (3,043)

     Net cash provided by operating activities           92,779       253,218

Cash flows from investing activities:
  Capital expenditures                                 (169,531)     (302,791)

Cash flows from financing activities:
  Principal payments of long-term debt                 (105,917)      (73,372)
  Proceeds from bank loan                               268,739       198,957

    Net cash provided by  financing activities          162,822       125,585

Net increase in cash                                     86,070        76,012

Cash at beginning of period                             292,918       236,236

Cash at end of period                              $    378,988   $   312,248


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