Form 10KSB
period 1999-03-31
CARC INC
filed 1999-06-24
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C. 20549

	                               Form 10-KSB

	                  Annual Report Under Section 13 or 15(d)
	                  of the Securities Exchange Act of 1934

	                For the fiscal year ended March 31, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for its most recent fiscal year: 	$3,518,666

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 1999:

Common stock, $1 par value	536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 1999 annual meeting are incorporated by reference in Part III.

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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                                    1999      	1998
1.	Health care center -                			     	    48.7%	    	51.9%
2.	Apartment rentals -				                          49.7%    		46.6%

The apartment buildings at Clemson Downs provide a choice of seven floor plans. The apartments rent for between $885 and $1,767 per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included in the rental fee. In addition, residents may select extra services including housekeeping and meal delivery. The additional services are billed monthly. Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Elevators also serve some buildings. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and publin areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a rnage and oven, refrigerator, dishwasher and disposal. There is an emergency response call system to the health care center in each apartment and smoke detectors are located throughout the property.



Item 1.	Business. (continued)

The health care center provides convalescent and rehabilitative treatment to inpatient adults, including those who are admitted after hospitalization and before returning to their homes, and is designed to supplement general hospital care, rather than compete directly with general hospitals. The services furnished by the health care center include room, board, nursing care, drugs, supplies, medical equipment, other medical services, social activities and physical, speech and recreational therapy. The health care center contains private and semi-private rooms. It also has laundry facilities and a reception area. The admission, treatment and discharge of each heal care center resident are under the direction of the resident's attending physician. Although no full-time staff physicians are retained, the health care center has a part time medical director as well as consulting and on-call physicians as required.

The health care center receives payments for resident care directly on a private pay basis, including payments from private health insurance.
Health care facility operations are subject to federal, state and local government regulations. Health care facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, the buildings, furniture and equipment; the qualifications of the administrative personnel and staff; the quality of care; and the compliance with the laws and regulations relating to operation of the facilities. Management believes that the health care center at Clemson Downs is presently in substantial compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those standards are subject to change, there can be no assurance that the health care center will be able to maintain its licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the registrant to comply with them.

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

The registrant employs approximately 75 persons in its business and believes its relations with its employees are good.

Item 2.	Properties.

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 116 apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance.

There is a primary mortgage balance of $1,759,941 at March 31, 1999 that is collateralized by land and buildings. The Center also has a secondary mortgage with a balance of $2,566,859 at March 31, 1999 for the construction of a new apartment building and activity center. The construction was completed during the early part of fiscal 1999.

Item 3.	Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 1999.


	PART II


Item 5.	Market for the Registrant's Common Equity and Related Stockholder
        Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 1999, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. 	Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

The discussion and analysis that follow discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 1999 and 1998, assets were $7.3 million and $7.4 million, respectively. Also, the Center completed construction of a new apartment building at a cost of $2.9 million and financed the cost with a loan of $2.8 million. All other assets and liabilities remained relatively unchanged.

On November 6, 1998, the Center began offering home health services to its apartment residents. The Center is also in the planning stage of upgrading one of its buildings to provide assisted living to residents.

Results of Operations

Net income for the years ended March 31, 1999 and 1998 was $139,000 and $610,000, respectively. The decrease of $471,000 was the result of additional depreciation and amortization expenses, debt service cost, and income tax expense offset by increased operating revenues.

Operating Revenues

Operating revenues for the years ended March 31, 1999 and 1998 totaled $3.5 million and $3.3 million, respectively. The overall increase in operating revenues of $233,000 was due primarily to the addition of twenty new apartments and a rate increase of 3% of all fees.

Operating Expenses

Operating expenses for the years ended March 31, 1999 and 1998 were $3.4 million and $2.9 million, respectively. Expenses increased in all areas except maintenance. Dietary expenses increased approximately $18,000 due to an increase in food and beverage costs and labor costs. Residential services increased $20,000 due to the hiring of an activity director for the new activities building. Health care center costs increased $71,000 due to an increase in the use of temporary employees and salary increases. Housekeeping expenses increased approximately $7,000 due to an increase in salary and supply costs. Administrative and general expenses increased approximately $32,00 due primarily to an increase in wages. Depreciation expenses increased $90,000 due to the new apartment building. Interest expense increased $146,000 as a result of the additional facilities' financing.


Nonoperating revenue

Net nonoperating revenues for the years ended March 31, 1999 and March 31, 1998 remained stable.

Liquidity

The Center generated $520,000 in cash flows from operating activities and $269,000 from a bank loan for the year ended December 31, 1998. The cash flows were used primarily to fund $221,000 of capital expenditures and repay long-term debt of $434,000.

Future Commitments for Capital Expenditures

During the year ended March 31, 1999, the Center completed construction of a twenty unit two-bedroom apartment building and an activity center at a cost of $2,896,000.

The Center received a maximum construction loan of $2,800,000 from Wachovia Bank. This loan is secured by the real estate and future apartment rents. Interest is at prime less .25%. Monthly principal and interest payments of $25,206 will be made through April 2007.

Year 2000

The Company has addressed its Year 2000 compliance issues internally through a plan that included upgrading computer terminals at a minimal cost. The network operating system was upgraded to Windows 95 in December 1998. Estimated costs of this upgrade range from $7,000 to $10,000. Externally, the Company has received notification from its most significant vendors and its primary financial institution confirming their Year 2000 compliance.

The Company will continue to monitor the Year 2000 issue and, if necessary, develop a contingency plan to enable operations to continue and its financial position and operating results not to be materially impacted should their current plans not provide the desired results.

Item 7.	Financial Statements.

The financial statements required to be filed are attached hereto following the signature page.

Item 8.	Changes in and Disagreement with Accountants on Accounting and
        Financial Disclosure. -  None.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

Item 12.	Certain Relationships and Related Transactions.

The information called for by Items 9, 10, 11, and 12 has been omitted because the registrant will file with the SEC no later than 120 days after the close of its fiscal year a definitive proxy pursuant to Regulation 14A. Such information is hereby incorporated by reference from registrant's definitive proxy statement.

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.	Exhibits

Exhibit 27.1				Financial Data Schedule

b.		Reports on Form 8-K - None.



	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   				CARC, INC.

Date: June 17, 1999                   	by: /s/ Susan Davis
                                           Susan Davis
         				                              Administrator
				                                       (Principal Executive Officer)


Date: June 17, 1999                      	by: /s/ Debra Turner
                                              Debra Turner
		       	                                    Accountant
                       					                  (Principal Financial and
                                                Accounting Officer)










	Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the Center) as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                			/s/ Crisp Hughes Evans LLP
Greenville, South Carolina
May 6, 1999




	                                CARC, INC.
	                             Balance Sheets
	                        March 31, 1999 and 1998

[CAPTION]

	                               Assets



                                               1999                1998

Current assets:


  Cash and cash equivalents              	    $	521,472	            $	292,918
  Investments                       		          107,568		             213,441
  Accounts receivable, net of allowance
   for doubtful accounts of $5,000 in
   1999 and 1998                     	         	132,828		             105,237
  Other receivables                      	          654    		             113
  Prepaid insurance        		                    10,815 		              9,449
  Inventory                          		           9,756		              11,120
  Deferred tax asset	  	                        127,600	  	           210,600

     	Total current assets	  	                  910,693	             	842,878



  Property, buildings, and equipment, net     6,142,624    	        6,277,449
  Entrance fees in escrow		                     121,441		             112,817
  Other assets 	  	                             110,295	  	           124,332

     	Total assets	                        $  7,285,053        	 $  7,357,476


                  	Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt	  $    385,331            	$	325,248
  Accounts payable		                             69,786		             169,253
  Accrued liabilities		                         154,907		             142,573
  Unearned revenue                	  	           40,517 	  	            9,494

	    Total current liabilities        	       	 650,541	             	646,568


Refundable entrance fees and deposits           121,441		             112,817
Long-term debt, excluding current installment 3,941,469   	         4,167,094
Deferred tax liability	  	                       23,600	  	            21,500
   	Total liabilities	  	                     4,737,051  	          4,947,979

Stockholders' equity:
  Common stock, $1 par value. Authorized
   600,000 shares; issued and outstanding
   536,000 shares		                             536,000		             536,000
  Additional paid-in capital		                2,111,886	            2,111,886
  Accumulated deficit	  	                      (99,884)  	          (238,389)

    	Total stockholders' equity	  	           2,548,002  	          2,409,497

    	Total liabilities and
       stockholders' equity	               $  7,285,053	         $  7,357,476



[CAPTION]

                             	      CARC, INC.
	                           Statements of Operations
                      Years Ended March 31, 1999 and 1998


                                                     1999               1998
Operating revenues:
  Apartments	                                    $  1,746,929    $  1,530,828
  Health care center, net                        		 1,714,668	      1,705,095
  Dietary		                                            44,971		        39,258
  Residential services		                                2,673		         4,823
  Miscellaneous	  	                                     9,425    	      4,942
      	Net operating revenues	  	                   3,518,666 	     3,284,946


Operating expenses:
  Apartments		                                         241,040  	     209,186
  Health care center		                                 904,068		      832,759
  Dietary                         		                   603,872		      585,516
  Residential services		                                20,943		          894
  Maintenance and repair		                             100,785 		     108,420
  Housekeeping     		                                  137,810		      131,141
  Administrative and general         		                327,998		      296,475
  Depreciation and amortization		                      365,240		      275,457
  Utilities		                                          167,806		      156,073
  Interest		                                           355,703		      209,724
  Property taxes	  	                                    96,810	  	     84,255

     	Total operating expenses	   	                  3,322,075      2,889,900


     	Income from operations		                         196,591	       395,046

Nonoperating revenues (expenses):
  Interest and investment income		                      31,274		       31,368
  Loss on sale of equipment	  	                        (4,260)	       (5,756)
    Nonoperating revenues (expenses)    	               27,014	  	     25,612

      Income before income taxes               	       223,605 	  	   420,658

Income tax benefit (expense)  	  	                     (85,100)	  	   189,100

Net income                                          $   138,505    $  609,758
Weighted common shares outstanding     	  	             536,000	  	   536,000
Basic earnings per share                       	    $       .26	   $     1.14



[CAPTION]

                            	CARC, INC.
	              Statements of Stockholders' Equity
                    Years Ended March 31, 1999 and 1998



                                        Additional                  Total
                            Common      Paid In   Accumulated   Stockholders'
                            Stock       Capital     Deficit       Equity

Balances at
March 31, 1997           $  536,000  $ 2,111,886  $ (848,147)  $1,799,739

Net income           	  	       -        	-           609,758    	609,758

Balances at
March 31, 1998          	   536,000	   2,111,886     (238,389)  2,409,497

Net income	  	                 -          	-          	138,505  	138,505

Balances at
March 31, 1999  	       $  536,000  $  2,111,886   $  (99,884) $2,548,002




[CAPTION]

                                   	CARC, INC.
                            	Statements of Cash Flows
                       Years Ended March 31, 1999 and 1998


                                                         1999          1998
Cash flows from operating activities:


	Net income                                          	$	138,505    	$ 609,758
	Adjustments to reconcile net income to net cash
		provided by operating activities:
			Depreciation and amortization		                      365,240     		275,457
			Loss on sale of equipment                            		4,260       		5,756
			Deferred income tax expense (benefit)               		85,100   		(189,100)
			Decrease (increase) in:
				Accounts receivable, net                          		(27,591)     		13,112
				Accrued other receivables                            		2,541      		1,385
				Prepaid insurance                                  		(1,366)      		2,343
				Inventory                                            		1,364	     		(321)
				Other assets                                            	-     		(30,834)
			Increase (decrease) in:
				Accounts payable                                   		(99,467)   		115,288
				Accrued liabilities                                  		12,334    		17,716
				Unearned revenue                                     		31,023  		(17,026)
				Entrance fee proceeds                               	  	8,624   	  	6,899
					Net cash provided by operating activities        	  	520,567 	  	810,433

Cash flows from investing activities:
	Purchases of investments                             		(218,246)  	(312,413)
	Maturities of investments                              		312,413   		313,262
	Capital expenditures                               	  	(220,638) 	(2,688,911)
			Net cash used in investing activities            	  	(126,471)  (2,688,062)

Cash flows from financing activities:
	Principal payments of long-term debt               	  	(434,281)   	(458,563)
	Proceeds from construction loan                      	  	268,739   	2,392,874
			Net cash provided by (used in) financing activities 	(165,542)   	1,934,311

			Net increase in cash and cash equivalents            		228,554     		56,682

Cash and cash equivalents, at beginning of year       	  	292,918  	  	236,236

Cash and cash equivalents, at end of year              	$	521,472   	$	292,918



                                 	CARC, INC.
                     	Notes to Financial Statements
                        March 31, 1999 and 1998



1.		Summary of Significant Accounting Policies

CARC, Inc. (the "Center") is a corporation existing for the purpose of operating a retirement community in the Clemson, South Carolina area with an accredited health care facility, residential apartments and other facilities. The following are the significant accounting policies used in preparation of the accompanying financial statements.

Operating Revenues - Apartment revenues consist of rental, meals and miscellaneous other income. Health Care Center revenues consist primarily of room and board fees and fees for medical supplies and physical therapy. Dietary revenues consist of fees charged for meals and catered functions.

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

Investments - The Center accounts for investments according to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, investment securities held for investment are stated at amortized cost since the Center has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investments are amortized into income over the contractual terms of the security using a level yield interest method. Gains and losses on the sale of these securities would be calculated on the specific identification method.

Other Assets - Other assets consist of loan refinancing cost and loan closing cost. Debt financing cost is amortized over the life of each respective loan.

Property, Buildings, and Equipment - Property, buildings, and equipment are stated at cost or, if donated at fair market value at date of receipt, less accumulated depreciation. Depreciation on buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets.
Inventory - Inventory consists of food and medical supplies and is carried at cost (first-in, first-out).

Accounts Receivable - Accounts receivable consist of unsecured balances from residents and patients for monthly apartment and health care center charges. The Center uses the allowance method to account for uncollectible accounts receivable. The allowance for bad debt accounts is based upon prior years' experience and management's analysis of possible bad debts.

Income Taxes - The Center accounts for income taxes according to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers unrestricted highly liquid investments with an original maturity of three months or less when purchased to be cash or cash equivalents.

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $355,703 in 1999 and $212,872 in 1998. The Center paid no income taxes in 1999 or 1998.

Unearned Revenue - Unearned revenue represents advance payment of gross room rates.

Earnings Per Share - The Center provides earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding. There are no securities outstanding that represent potential common stock that would require presentation of diluted earnings per share.

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

Reclassifications - Certain reclassifications to the 1998 amounts have been made to conform to the presentation used in the 1999 financial statements.

2.		Health Care Center Revenues

A portion of Health Care Center revenue is generated by patients who qualify for the Medicare program. The approximate percentage of such revenue was 2% in 1999 and 4% in 1998. The remainder of the revenues are from private paying patients. Patient service revenue is recorded at established rates with provisions made for differences between patient service revenue at the Center's established rates and the related Medicare reimbursement. During the year ended March 31, 1999, the Center discontinued its policy of accepting Medicare payments.

3.		Cash, Cash Equivalents and Investments

A summary of the Center's cash, cash equivalents and investments at March 31 follows:


                                                     1999             1998
			Cash                                          	$	521,472        	$	292,918
			Investments:
				U. S. Treasury obligations due within one year 	229,009        	  	326,258
                                                 	$	750,481         	$	619,176

The carrying amount of investments approximates their estimated market value. Included in the carrying amount is accreted interest earned on the zero coupon bonds which will be collected at maturity. The aggregate of these investments are presented in the accompanying balance sheets as follows:

				                                                   1999             1998
			Investments                                     	$	107,568       	$	213,441
			Entrance fees in escrow                        	  	121,441      	  	112,817
                                                   	$	229,009       	$	326,258

The Center maintains cash accounts at one financial institution. At times throughout the year, the Center may have balances in excess of FDIC insured limits. Due to the strong credit rating of this financial institution, management believes there is no significant credit risk related to these accounts.

4.		Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:


                                                         1999          1998
 			Land and land improvements                       	$	550,220    	$	550,220
			 Buildings                                       		9,220,014   		6,314,414
			 Equipment                                         		593,551     		565,188
			 Vehicles                                           		53,079      		53,079
			 Construction in progress                            	  	-      	2,726,075
                                                    		10,416,864 		10,208,976
				Less accumulated depreciation                  	  	4,274,240	  	3,931,527

				Property, buildings and equipment, net          	$	6,142,624 	$	6,277,449

The Center capitalized interest of $43,500 on the construction in progress in 1998. No interest was capitalized in 1999.

5.		Long-Term Debt

Long-term debt consists of a primary mortgage note due in October 2005 and a secondary mortgage note due April 2007. The primary mortgage note has monthly payments of $40,626, including interest at 7.5% which are to be made until October 1999. For the period to October 2005, the interest rate will equal the yield of the bank's cost of issuing a large certificate of deposit in the secondary market and having a maturity most proximate to six years plus 2.5% per annum. The note had an outstanding balance of $1,759,941 at March 31, 1999 and $2,099,468 at March 31, 1998. The note is collateralized by land and buildings.

The secondary mortgage note is secured by the real estate and apartment rents. Monthly payments $25,206, including interest at 7.85% are payable through April 2007, at which time the remainder of principal and interest is due. The balance at March 31, 1999 was $2,566,859. The balance of the loan at March 31, 1998 was $2,392,874. This loan was a construction loan and converted to a mortgage note in 1999.

The mortgage notes have certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases. As of March 31, 1999, the Center was in compliance with such covenants or received a waiver for events of noncompliance.

The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 1999 and thereafter are as follows:

     2000	                                         		 $	385,331
     2001                                           				326,357
     2002                                           				354,401
     2003 			                                           384,866
     2004                                           				418,350
     Thereafter	                                		   	2,457,495

                                                  		$	4,326,800
6.		Income Taxes

As of March 31, 1999, the Center has net operating loss carryforwards of approximately $280,000 available to offset future taxable income which expire as follows:

     Year:
					2006                                             	$	152,000
					2007                                            	  	128,000
                                                      	$ 280,000

The components of the net deferred income tax assets are as follows:

                                                       1999            1998
			Deferred income tax asset:
				Net operating loss carryovers                  	$	102,900      	$	195,700
				Accrued expense not currently deductible
					for tax purposes                                 		7,800        		 9,300
				Bad debts expense not currently deductible
					for tax purposes                                 		1,900         		1,900
				Accrued revenue not currently recognized
					for book purposes                             	  	15,000       	  	3,700
                                                    		127,600       		210,600

			Deferred income tax liability:
				Tax depreciation greater than book
					depreciation                                	  	(23,600)  	    	(21,500)

						Net deferred income tax asset                	$	104,000      	$	189,100


The effective tax rate on income before income taxes was different than amounts computed by applying the statutory Federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:

                                                       1999            1998
			Income taxes at statutory rate                   	$	76,000      	$	143,000
			Increase (decrease) resulting from:
				State taxes, net of Federal tax benefit           		7,500        		14,000
				Utilization of net operating loss carryforwards     		-        		(157,000)
				Recognition of future income tax benefit
					of net operating loss carryforwards                		-      	  	(189,100)
				Other                                           	  	1,600        	  	-

						Actual income tax  expense (benefit)          	$	85,100     	$	(189,100)


7. 	Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $15,833 and $13,582 for the years ended March 31, 1999 1998, respectively.

8.		Financial Instruments

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

9.		Uncertainty Due to the Year 2000 Issue

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Center and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Center or entities with which the Center conducts business, the Center's revenues and financial condition could be adversely impacted.