Form 10QSB
period 1999-06-30
CARC INC
filed 1999-08-12
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	                       Washington, D.C. 20549

                             	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 1999

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE
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

Yes    [ X ]	                            					No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 1999 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]	                            		 		No [  X ]





                                	CARC, INC.


                             Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

       				Unaudited Balance Sheet at June 30, 1999.........................	1

       				Unaudited Statements of Operations	for the Three Months Ended
				      	June 30, 1999 and 1998...........................................	2

	       			Unaudited Statement of Stockholders'	Equity for the Three Months
					      Ended June 30, 1999..............................................	3

       				Unaudited Statements of Cash Flows for the Three Months Ended
					      June 30, 1999 and 1998	...........................................4

       				Notes to Unaudited Financial Statements	..........................5

Item 2.			Management's Discussion and Analysis of
       				Financial Condition and Results of	Operations................	6 - 7

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings		................................................8
Item 2.			Changes in Securities	............................................	8
Item 3.			Defaults Upon Senior Securities	...................................8
Item 4.			Submission of Matters to a Vote of Security Holders	...............8
Item 5.			Other Information	.................................................8
Item 6.			Exhibits and Reports on Form 8-K	..................................9
Signatures		 	..............................................................10



[CAPTION]

                                   	CARC, INC.
	                                 Balance Sheet
	                                 June 30, 1999
                                  	(unaudited)

                                    Assets
Current assets:
  Cash and cash equivalents                                        		$	550,573
  Investments 	                                                       	107,568
  Accounts receivable, net of allowance for
  contractual adjustments of $5,000				                                149,730
  Inventory		 		   	                                                     9,756
  Deferred tax asset			  	                                             121,100
    Total current assets				                                           938,727

Property, buildings, and equipment, net		                          		6,053,140
Entrance fees in escrow				                                            121,145
Other assets  				                                                    	106,739

                                                                 		$	7,219,751

                  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt	                          	$	 385,331
  Accounts payable		 	                                                 	50,258
  Accrued liabilities              		                                 	146,060
  Unearned revenue			   	                                               99,652
    Total current liabilities		                                       	681,301

Deferred tax liability	                                              			23,600
Refundable entrance fees				                                           121,145
Long-term debt, excluding current installments	 		   	               3,827,951
    Total liabilities                                               	4,653,997

Stockholders' equity:
 Common stock $1 par value. Authorized 600,000
  shares; issued and outstanding 536,000 shares                    				536,000
  Additional paid-in capital			                                     	2,111,886
  Accumulated deficit	 		                                            	(82,132)
    Total stockholders' equity	   		                                	2,565,754

                                                                 		$	7,219,751



                               	CARC, INC.
	                      Statements of Operations
	          For the Three Months Ended June 30, 1999 and  1998
                               (Unaudited)


[CAPTION]

                                                         1999          1998
Operating revenues:
	Apartments                                          	$	425,738     	$	436,829
	Health Care Center, net                             			424,555     			427,288
	Dietary                                              			10,895      			12,187
	Residential services                                  	  	-	         			1,039
	Miscellaneous		                                      	  	  603      	  	3,265
		Total operating revenues                          	  	861,791    	  	880,608



Operating expenses:
	Apartments                                           			77,627      			56,048
	Health Care Center                                  			212,951     			219,114
	Dietary                                             			153,874     			153,894
	Residential services                                  	  	-	         			5,204
	Maintenance and repair                               			36,153      			27,097
	Housekeeping                                         			34,151      			34,174
	Administrative and general                           			94,088      			80,164
	Depreciation and amortization                        			93,041      			85,259
	Utilities                                            			40,005      			39,395
	Interest                                             			80,905      			91,579
	Property taxes                                      	  	21,098     	  	23,319
		Total operating expenses                          	  	843,893    	  	815,247

		Income from operations                              			17,898      			65,361

Nonoperating revenue (expense):
	Interest and investment income                       	  	6,354      	  	7,915
		 Nonoperating revenue (expense)                     	  	6,354      	  	7,915

Income before income taxes                            			24,252      			73,276

Income tax expense                                  	  	(6,500)       	  	-

		 Net income                                         	$	17,752      	$	73,276

Basic earnings per share                              	$   	.03      	$   	.14

Weighted average number of shares
	outstanding during the period                     	   	536,000   	   	536,000



[CAPTION]


                                    	CARC, INC.
	                          Statement of Stockholders' Equity
                       For the Three Months Ended June 30, 1999
                                    (Unaudited)


                                     Additional                      Total
                          Common      Paid-In     Accumulated    Stockholders'
                          Stock       Capital      Deficit          Equity

Balances at
 March 31, 1999         	$	536,000  	$	2,111,886   	$	(99,884)   	$	2,548,002



Net income              	  	-          	  	-        	  	17,752     	  	17,752


Balances at
 June 30, 1999         	$	536,000  	$	2,111

[CAPTION]


	                                   CARC, INC.
                            	Statements of Cash Flows
	                For the Three Months Ended June 30, 1999 and 1998
                                  	(Unaudited)


                                                             1999       1998
Cash flows from operating activities:
	Net income                                              	$	17,752   	$	73,276
	Adjustment to reconcile net income to net cash
 	provided by operating activities:
			Depreciation and amortization                          		93,041    		85,259
			Deferred income tax expense                             		6,500       		-
			Decrease (increase) in:
				Cash - funds held for others                            		(296) 		(20,105)
				Accounts receivable                                  		(16,902) 		(30,270)
				Accrued interest receivable                               		654    		8,888
				Prepaid expenses                                       		10,815 		(50,034)
			Increase (decrease) in:
				Accounts payable                                     		(19,528)		(106,525)
				Accrued liabilities                                   		(8,847) 		(12,546)
				Unearned revenue                                      		 59,135  		124,731
				Deposits held for others                                	  	296 	  	20,105

					Net cash provided by operating activities          	  	142,620 	  	92,779

Cash flows from investing activities:
	Capital expenditures                                      	  	-    	(169,531)

Cash flows from financing activities:
	Principal payments of long-term debt                   		(113,519)		(105,917)
	Proceeds from bank loan                                     	-       	268,739


				Net cash provided by  financing activities       	  	(113,519) 	  	162,822

Net increase in cash                                      		29,101    		86,070

Cash at beginning of period                            	  	521,472 	  	292,918

Cash at end of period                                   	$	550,573  	$	378,988



                               	CARC, INC.
	                    Notes to Interim Financial Statements
	                             June 30, 1999



(1)	Basis of Presentation

    The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended
    March 31, 1999 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

  		In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
    The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations

       		Financial Condition

         The balance sheet of the Center has not materially changed from March 31, 1999 to June 30, 1999. The Center is in the process of upgrading one of its buildings to provide assisted living to residents. Costs incurred through June 30, 1999 are primarily architect fees of $9,700. The most significant upgrade known at this time will be the installation of a sprinkler system for approximately $80,000. Total assets decreased by approximately $69,000 related primarily to depreciation expense and stockholders' equity increased by net income.

         Results of Operations - For the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

         Operating Revenues

         Operating Revenues for the three months ended June 30, 1999 and 1998 were $862,000 and $881,000, respectively. The overall decrease in operating revenues of approximately $19,000 is due primarily to a decrease in apartment occupancy of 3%

         Operating Expenses

         Operating expenses for the three months ended June 30, 1999 and 1998 were approximately $844,000 and $815,000, respectively. The net increase of $29,000 in expenses was primarily demonstrated in the following areas of operations. Apartment expenses increased $22,000 due primarily to repairs of the HVAC systems. Maintenance expenses increased $9,000 due to repairs of a chiller and increased wages. Administrative expenses increased $17,000 due to hiring an additional staff member in the fourth quarter of 1998 center expenses decreased $7,000 due to a decrease in number of patients. Residential services decreased $5,000 due to discontinuing the residential services program in the third quarter of 1998. Interest expense decreased $11,000 in relation to a reduction in principal. Other operating expenses remained relatively stable.

         Nonoperating revenue

         Nonoperating revenues, which consist primarily of interest and investment income, for the three months ended June 30, 1999 remained relatively stable.

         Liquidity

         The Center generated $143,000 in cash flows from operating activities for the three months ended June 30, 1999. The cash flows were used primarily to repay $114,000 of long-term debt.

Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations - Continued

         Year 2000

         The Company has addressed its Year 2000 compliance issues internally through a plan that included upgrading computer terminals at a minimal cost. The network operating system was upgraded to Windows 98 in December 1998. Costs of this upgrade were approximately $11,500. Externally, the Company has received notification from its most significant vendors and its primary financial institution confirming their Year 2000 compliance.

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

         The Annual Meeting of Stockholders of the Trust ("Meeting") was held on June 17, 1999. The results of the vote on the matters presented at the meeting were as follows:

         1. The following individuals were elected as trustees, each for a one-year term:


                                              Vote For     Withheld    Abstain

		Thomas Lynch                                 	273           	5         	2
		Anna Forbis                                  	273           	5         	2
		Broy Moyer                                   	273           	5         	2
		Fred Martin                                  	273           	5         	2
		Dorothy D. Dent                              	273           	5         	2
		Robert Downing                               	273           	5         	2
		James Fanning, Jr.                           	273           	5         	2
		D. Greg Hughes                               	273           	5         	2
		Bill Senn                                    	273           	5         	2




2. Ratification of the appointment of Crisp Hughes Evans LLP as the Trust's independent audit firm was approved by stockholders by the following vote:

  	Vote for:	275			Withheld:	5

Item 5.		Other Information

         None.


Item 6.		Exhibits and Reports on Form 8-K

A. 	Exhibits					27  Financial Data Schedule

B.  There were no reports on Form 8-K filed for the quarter ended
    June 30, 1999.


                               Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CARC, Inc.
                                         Clemson, South Carolina




Date:  August 9,	1999	                  By: /s/ Susan Davis
                                        Susan Davis
                                        Administrator
                                        (Principal executive officer)

Date:  August 9, 1999                  	By: /s/  Debra Turner
                                        Debra Turner
                                        Accountant
                                        (Principal Financial and Accounting
                                   					  Officer)


	Exhibit 27.1


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
June 30, 1999



5-02(1)
Cash and cash items
	$	550,573



5-02(2)
Marketable securities
		107,568



5-02(3)(a)(1)
Notes and accounts receivable - trade
		154,730



5-02(4)
Allowances for doubtful accounts
		5,000



5-02(6)
Inventory
		 9,756



5-02(9)
Total current assets
		938,727



5-02(13)
Property, plant and equipment
		10,416,864



5-02(14)
Accumulated depreciation
		4,363,724



5-02(18)
Total assets
		7,219,751



5-02(21)
Total current liabilities
		681,301



5-02(22)
Bonds, mortgages and similar debt
		3,827,951



5-02(28)
Preferred stock-mandatory redemption
		-



5-02(29)
Preferred stock-no mandatory redemption
		-



5-02(30)
Common stock
		536,000



5-02(31)
Other stockholders' equity
		2,029,754



5-02(32)
Total liabilities and stockholders' equity
		7,219,751



5-03(b)(1)(a)
Net sales of tangible products
		-



5-03(b)(1)
Total revenues
		861,791



5-03(b)2(a)
Cost of tangible goods sold
		-



5-03(b)2
Total costs and expenses applicable to sales and revenues
		843,893


	Exhibit 27.1 (continued)


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
June 30, 1999



5-03(b)3
Other costs and expenses
	$	-



5-03(b)5
Provision for doubtful accounts and notes
		-



5-03(b)(8)
Interest and amortization of debt discount
		80,905



5-03(b)(10)
Income before taxes and other items
		 24,252



5-03(b)(11)
Income tax expense
		 6,500



5-03(b)(14)
Income/loss continuing operations
		 17,752



5-03(b)(15)
Discontinued operations
		-



5-03(b)(17)
Extraordinary items
		-



5-03(b)(18)
Cumulative effect-changes in accounting principles
		-



5-03(b)(19)
Net income or loss
		17,752



5-03(b)(20)
Earnings per share-primary
		.03



5-03(b)(20)
Earnings per share-fully diluted
		.03





2


4
The accompanying notes are an integral part of these financial statements.

10