Form 10QSB
period 1999-09-30
CARC INC
filed 1999-11-12
CIK 720847

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549


Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1999

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM        TO       .


Commission file number    0-18727


CARC, Inc.

(Exact name of registrant as specified in its charter)

South Carolina                       57-0641693
(State or otherjurisdiction         (I.R.S. Employer
 of incorporation of organization)   Identification No.)

500 Downs Loop
Clemson, SC                      29631
(Address of principal            (Zip Code)
 executive offices)

Registrant's telephone number, including area code: (864) 654-1155



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]          No[    ]

The number of shares outstanding of the Issuer's Shares of Common
Stock as of September 30, 1999 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]          No[  X ]


CARC, INC.




Form 10-QSB Index


Part I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Balance Sheet at September 30, 1999            1

     Unaudited Statements of Operations for the
         Three Months and Six Months Ended
         September 30, 1999 and 1998                          2

     Unaudited Statement of Stockholders' Equity
         for the Six Months Ended September 30, 1999          3

     Unaudited Statements of Cash Flows for the
         Six Months Ended September 30, 1999 and 1998         4

     Notes to Unaudited Financial Statements                  5





Item 2.
     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                6 - 7

Part II       OTHER INFORMATION

Item 1.  Legal Proceedings                                    8
Item 2.  Change in Securities                                 8
Item 3.  Defaults Upon Senior Securities                      8
Item 4.  Submission of Matters to a Vote of Security Holders  8
Item 5.  Other Information                                    8
Item 6.  Exhibits and Reports on Form 8-K                     8
Signatures                                                    9



[CAPTION]

CARC, INC.

Balance Sheet

September 30, 1999

(unaudited)

Assets


Current assets:

Cash                                        $512,531
Investments                                  107,568
Accounts receivable, net of allowance for
     contractual adjustments of $5,000       126,855
Inventory                                      9,756
Deferred tax asset                           118,050
Total current assets                         874,760

Property, plant, and equipment, net        5,969,957
Entrance fees in escrow                      114,710
Other assets - principally loan
     refinancing costs                       103,184

                                          $7,062,611


Liabilities and Stockholders' Equity

Current liabilities:

Current installments of long-term debt       $332,293
Accounts payable                               42,917
Accrued liabilities                           137,318
Unearned revenue                               67,366
Total current liabilities                     579,894

Deferred tax liability                         23,600
Refundable entrance fees                      114,710
Long-term debt,
     excluding current installments         3,765,809

Total liabilities                           4,484,013

Stockholders' equity:
Common stock $1 par value.
     Authorized 600,000 shares;
     issued and outstanding 536,000 shares    536,000
Additional paid-in capital                  2,111,886
Accumulated deficit                           (69,288)
Total stockholders' equity                  2,578,598

                                           $7,062.611





CARC, INC.

Statements of Operations

For the Three and Six Months Ended September 30, 1999 and  1998
(Unaudited)

[CAPTION]

                          Three Months Ended      Six Months Ended,
                            September 30            September 30
                            1999     1998          1999     1998


Operating revenues:

Apartments              $410,004    $450,621     $835,741    $887,450

Health Care Center,
     net                 407,997     416,813      832,552     844,101

Dietary                    9,608      10,635       20,503      22,822

Residential services         -           425          -         1,463

Miscellaneous                497       2,076        1,100       5,341

Total operating revenues 828,106     880,570    1,689,896   1,761,177



Operating expenses:

Apartments                51,663      58,606      129,291     114,654

Health Care Center       233,429     229,829      446,380     448,942

Dietary                  151,894     158,524      305,768     312,418

Residential services        -          4,639         -          9,842

Maintenance and repair    24,388      24,991       60,541      52,088

Housekeeping              36,646      32,915       70,797      67,089

Administrative
     and general          75,837      85,403      169,925     161,906

Depreciation and
     amortization         92,802      93,703      185,842     178,962

Utilities                 45,929      45,259       85,933      84,654

Interest                  82,317      90,861      163,222     182,440

Property taxes            21,098      24,497       42,197      47,816

Miscellaneous              3,952        -           3,952       3,661


Total operating expenses 819,955     849,227    1,663,848   1,664,472


Income from operations     8,151      31,343       26,048      96,705


Nonoperating revenue (expense):

Interest and
     investment income     7,743       8,138       14,098      16,052

Nonoperating revenue       7,743       8,138       14,098      16,052

Income before
     income taxes         15,894      39,481       40,146     112,757

Income tax expense        (3,050)    (13,500)      (9,550)   (37,500)


Net income               $12,844     $25,981      $30,596     $75,257


Basic earnings per share    $.02        $.05         $.06        $.14

Weighted average
     number of shares
     outstanding during
     the period         536,000      536,000      536,000     536,000



[CAPTION]


CARC, INC.

Statement of Stockholders' Equity
For the Six Months Ended September 30, 1999
(Unaudited)


                             Additional                     Total
                   Common     Paid-In    Accumulated    Stockholders'
                   Stock      Capital      Deficit          Equity

Balances at
  March 31, 1999  $536,000   $2,111,886     $(99,884)     $2,548,002


Net income            -            -          30,596          30,596

Balances at
  September 30,
    1999          $536,000   $2,111,886     $(69,288)     $2,578,598



[CAPTION]



CARC, INC.

Statements of Cash Flows

For the Six Months Ended September 30, 1999 and 1998

(Unaudited)


                                             1999            1998

Cash flows from operating activities:

Net income                                 $30,596          $75,257

Adjustment to reconcile net income
  to net cash provided by operating
  activities:

     Depreciation and amortization         185,842          178,962

     Deferred income tax expense             9,550           37,500

     Decrease (increase) in:

        Cash - funds held for others        (6,731)         (15,680)

        Accounts receivable                  5,973          (29,336)

        Accrued interest receivable            654            4,771

        Prepaid expenses                    10,815          (33,812)

     Increase (decrease) in:

        Accounts payable                   (26,869)         (94,306)

        Accrued liabilities                (17,589)          47,377

        Unearned revenue                    26,848           86,450

        Deposits held for others             6,731           15,680

           Net cash provided by
             operating activities          225,820          272,863



Cash flows from investing activities:

     Capital expenditures                   (6,063)        (195,635)

Cash flows from financing activities:

     Principal payments of
          long-term debt                  (228,698)        (212,552)

     Proceeds from bank loan                  -             268,739


          Net cash provided (used) by
              financing activities        (228,698)          56,187


Net increase (decrease) in cash             (8,941)         133,415


Cash at beginning of period                521,472          292,918



Cash at end of period                     $512,531         $426,333




CARC, INC.

Notes to Interim Financial Statements

September 30, 1999



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


(2)Interim Periods

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.









Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations


Financial Condition

The balance sheet of the Center has not materially changed from March 31, 1999 to September 30, 1999. The Center is in the process of upgrading one of its buildings to provide assisted living to residents. Costs incurred through September 30, 1999 are primarily architect fees of $16,000. The most significant upgrade known at this time will be the installation of a sprinkler system for approximately $80,000. Total assets decreased by approximately $222,000 related primarily to depreciation expense and stockholders' equity increased by net income.

Results of Operations - For the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

Operating Revenues

Operating revenues for the six months ended September 30, 1999 and 1998 were approximately $1,690,000 and $1,761,000, respectively. The overall decrease in operating revenues of approximately $71,000 was due primarily to a decrease in apartment occupancy of 8% and healthcare center occupancy of 10%. The decrease in apartment occupancy is a result of discontinuing the residential services. The decrease in healthcare occupancy is a result of increased competition from other healthcare providers in the area.

Operating Expenses

Operating expenses for the six months ended September 30, 1999 and 1998 remained relatively stable overall. However, fluctuations were noted within the following areas of operations. Apartment expenses increased $14,000 due primarily to repairs of the HVAC systems. Maintenance expenses increased $8,000 due to repairs of a chiller and the plumbing and air conditioning systems. Administrative expenses increased $19,000 due primarily to hiring an additional staff member in the fourth quarter of 1998. Dietary expenses decreased $6,600 due to the decrease in occupancy. Residential services decreased $9,800 due to discontinuing the residential services program in the third quarter of 1998. Interest expense decreased $19,000 as the debt continues to be paid down.

Nonoperating revenue

Nonoperating revenues, which consist primarily of interest and investment income, for the six months ended September 30, 1999 remained relatively stable.

Liquidity

The Center generated $226,000 in cash flows from operating activities for the six months ended September 30, 1999. The cash flows were used primarily to repay $229,000 of long-term debt.





Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Year 2000

The Center has addressed its Year 2000 compliance issues internally through a plan that included upgrading computer terminals at a minimal cost. The network operating system was upgraded to Windows 98 in December 1998. Costs of this upgrade were approximately $11,500. Externally, the Center has received notification from its most significant vendors and its primary financial institution confirming their Year 2000 compliance.

The Center will continue to monitor the Year 2000 issue and, if necessary, develop a contingency plan to enable operations to continue and its financial position and operating results not to be materially impacted should their current plans not provide the desired results.





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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibit 27.1        Financial Data Schedule

     B. There were no reports on Form 8-K filed for the quarter ended September 30, 1999.


Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:   11-1-99               By: /s/ Susan Davis
                              Susan Davis
                              Administrator
                              (Principal executive officer)







Date:   11-1-99               By: /s/ Lynn Shook
                              Lynn Shook
                              Accountant
                              (Principal Financial and
                               Accouting Officer)





Exhibit 27.1


CARC, INC.


EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies

[CAPTION]


Item                                     Financial Data as of
Number         Item Description          September 30, 1999

5-02(1)      Cash and cash items                   $    512,531

5-02(2)      Marketable securities                      107,568

5-02(3)(a)(1)Notes and accounts receivable - trade      131,855

5-02(4)      Allowances for doubtful accounts             5,000

5-02(6)      Inventory                                    9,756

5-02(9)      Total current assets                       874,760

5-02(13)     Property, plant and equipment           10,422,928

5-02(14)     Accumulated depreciation                 4,452,971

5-02(18)     Total assets                             7,062,611

5-02(21)     Total current liabilities                  579,894

5-02(22)     Bonds, mortgages and similar debt        3,765,809

5-02(28)     Preferred stock-mandatory redemption          -

5-02(29)     Preferred stock-no mandatory redemption       -

5-02(30)     Common stock                               536,000

5-02(31)     Other stockholders' equity               2,042,598

5-02(32)     Total liabilities and
                  stockholders' equity                7,062,611

5-03(b)(1)(a)Net sales of tangible products                -

5-03(b)(1)   Total revenues                           1,689,896

5-03(b)2(a)  Cost of tangible goods sold                   -

5-03(b)2     Total costs and expenses applicable
                  to sales and revenues               1,500,626






Exhibit 27.1 (continued)



CARC, INC.

EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item                                     Financial Data as of
Number         Item Description          September 30, 1999

5-03(b)3      Other costs and expenses           $         -

5-03(b)5      Provision for doubtful accounts
                   and notes                               -

5-03(b)(8)    Interest and amortization
                   of debt discount                     163,222

5-03(b)(10)   Income before taxes and other items        40,146

5-03(b)(11)   Income tax expense                          9,550

5-03(b)(14)   Income/loss continuing operations          30,596

5-03(b)(15)   Discontinued operations                      -

5-03(b)(17)   Extraordinary items                          -

5-03(b)(18)   Cumulative effect-changes in
                   accounting principles                   -

5-03(b)(19)   Net income or loss                         30,596

5-03(b)(20)   Earnings per share-primary                    .06

5-03(b)(20)   Earnings per share-fully diluted              .06


The accompanying notes are an integral part of these financial statements.