Form 10QSB
period 1999-12-31
CARC INC
filed 2000-02-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES 	EXCHANGE
     ACT OF 1934 FOR TRANSITION PERIOD FROM                 TO             .

 Commission file number    0-18727

	CARC, Inc.
	(Exact name of registrant as specified in its charter)


South Carolina								57-0641693

(State or other jurisdiction							(I.R.S. Employer
of incorporation of organization)						Identification No.)


500 Downs Loop
Clemson, SC     							29631

(Address of principal							(Zip Code)
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 1999 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]


	CARC, INC.


Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 1999           	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 1999 and 1998                            	2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 1999                              	3

			Unaudited Statements of Cash Flows
				for the Nine Months Ended
				December 31, 1999 and 1998                           	4

			Notes to Unaudited Financial Statements               	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	                                          6 - 7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	                               8
Item 2.		Changes in Securities                           	8
Item 3.		Defaults Upon Senior Securities	                 8
Item 4.		Submission of Matters to a Vote of
             Security Holders	                            8
Item 5.		Other Information	                               8
Item 6.		Exhibits and Reports on Form 8-K	                8
Signatures		                                              9



[CAPTION]

	CARC, INC.
	Balance Sheet
	December 31, 1999
	(unaudited)

Assets
Current assets:
Cash						                                            $ 	555,697
Investments					                                         107,568
Accounts receivable, net of allowance for
contractual adjustments of $5,000				                    148,156
Prepaid expenses				                                       1,288
Inventory		 		                                            	9,756
Deferred tax asset			                                   	114,100
Total current assets			                                 	935,565

Property, plant, and equipment, net				                5,882,801
Entrance fees in escrow				                              122,965
Other assets - principally loan refinancing costs	  		  	113,628

	                                                   	$	7,055,959

Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt		             $ 	 319,522
Accounts payable		 	 	                                    56,267
Accrued liabilities              				                    213,124
Unearned revenue			   	                                   37,659
Total current liabilities				                            626,572

Deferred tax liability				                                23,600
Refundable entrance fees				                             122,965
Long-term debt, excluding current installments	 		   	 3,690,746
Total liabilities			                                 $ 4,463,883

Stockholders' equity:
Common stock $1 par value. Authorized 600,000
shares; issued and outstanding 536,000 shares 				       536,000
Additional paid-in capital			                         	2,111,886
Accumulated deficit	 		  	                               (55,810)
Total stockholders' equity	   		   	                   2,592,076

                                                   		$	7,055,959
The accompanying notes are an integral part of these financial statements.


[CAPTION]

	CARC, INC.
	Statements of Operations
	For the Three and Nine Months Ended December 31, 1999 and 1998
(Unaudited)



                              Three Months Ended,    Nine Months Ended,
                                  December 31          December 31

                                 1999       1998      1999      1998
Operating revenues:
	Apartments                	$	405,528	$	434,074	$	1,241,270	$	1,321,525
	Health Care Center, net   			418,137			435,437			1,250,689   1,279,538
	Dietary                    			10,142			 12,775     	30,645      35,597
	Residential services         	  	-    		  	847          -     			2,310
	Miscellaneous		              	  	760	  	   270	     	1,859	  	   4,136
		Total operating revenues	  	834,567	 	883,403  	2,524,463  	2,643,106

Operating expenses:
	Apartments		                 	57,917	 		61,675	  		187,208		  	176,331
	Health Care Center        			218,984			234,836		  	665,364	  		683,778
	Dietary                   			159,696			148,362			  465,464			  460,778
	Residential services             	-   			5,354	        	-    			15,198
	Maintenance and repair     			31,230	   24,007      91,771      76,096
	Housekeeping               			37,141		 	33,735		  	107,938     100,826
	Administrative and general 			82,119		 	92,326		  	251,810			  254,231
	Depreciation and amortizatio		92,686		 	92,954			  278,529			  271,916
	Utilities                  			39,148			 41,248			  125,081		   125,899
	Interest                   			83,195		 	88,401			  246,417			  270,841
	Property taxes             			21,099		 	24,497			   63,296			   72,312
	Miscellaneous                   	203      	683      	4,388   	   2,869
		Total operating expenses  		823,418	 	848,078	 	2,487,266	 	2,511,075

Income from operations      			11,149		 	35,325			   37,197			  132,031

Nonoperating revenue (expense):
  Interest and
      investment income    		  	6,279		  	8,005	    	20,377		 	  24,058
		 Nonoperating revenue    	   	6,279	   	8,005	  	  20,377	  	  24,058


Income before income taxes  			17,428			 43,330			   57,574			  156,089
Income tax expense	            	3,950	  	12,600	    	13,500	  	  50,100

Net income                  	$	13,478	 $	30,730	  $	 44,074	 $   105,989


Basic earnings per share       	$	.03    	$	.22	$      	.08	       $	.66

Weighted average number of shares
	outstanding during the period	536,000	  	536,000	  	536,000	   	536,000

The accompanying notes are an integral part of these financial statements.


[CAPTION]

	CARC, INC.
	Statement of Stockholders' Equity
For the Nine Months Ended December 31, 1999
(Unaudited)

                                Additional                        Total
                     Common      Paid-In      Accumulated      Stockholders'
                      Stock      Capital       Deficit            Equity

Balances at
    March 31, 1999	$	536,000	  $	2,111,886	    $	(99,884)	     $	2,548,002

Net income	  	            -       	 	-       	  	 44,074	  	        44,074

Balances at
 December 31, 	1999	$	536,000	 	2,111,886	     $	(55,810)	     $	2,592,076


The accompanying notes are an integral part of these financial statements.




[CAPTION]

	CARC, INC.
	Statements of Cash Flows
	For the Nine Months Ended December 31, 1999 and 1998
	(Unaudited)

                                            1999                1998
Cash flows from operating activities:
	Net income	                            $	44,074	            $	105,989
	Adjustment to reconcile net income
  to net cash provided by
  operating activities:
			Depreciation and amortization       		278,529		            	271,916
			Provision for deferred income taxes  		13,500		              50,100

			Decrease (increase) in:
				Cash - funds held for others        		(1,524)	            	(14,231)
				Accounts receivable                		(15,328)	            	(25,013)
				Accrued interest receivable            		653		               5,361
				Prepaid expenses                     		9,527	             	(17,589)

			Increase (decrease) in:
				Accounts payable                   		(13,519)		            (20,744)
				Accrued liabilities                		 58,217		             (32,149)
				Unearned revenue                   		 (2,858)		             75,962
				Deposits held for others           	  	1,524	  	            14,231

		Net cash provided by
        operating activities	  	         372,795	  	           413,833

Cash flows from investing activities:
	Capital expenditures                 	  	(8,038)	           	(203,708)

Cash flows from financing activities:
	Principal payments of long-term debt  		(316,532)	          	(321,647)
	Proceeds from bank loan                  	  	-		  	           268,739
	Increase in other assets
      - refinancing costs 	 	             (14,000)	  	              -

	Net cash used in financing activities  	 (330,532)	  	        (52,908)

Net increase in cash                      		34,225		           157,217

Cash at beginning of period            	  	521,472	  	         292,918

Cash at end of period 	                  $	555,697	          $	450,135

The accompanying notes are an integral part of these financial statements.


	CARC, INC.
	Notes to Interim Financial Statements
	December 31, 1999



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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year.





Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 1999 to December 31, 1999. The Center is in the process of upgrading one of its buildings to provide assisted living to residents. Costs incurred through December 31, 1999 are primarily architect fees of $17,700. The most significant upgrade known at this time will be the installation of a sprinkler system for approximately $80,000 which began in January 2000.
Total assets decreased by approximately $228,000 related primarily to depreciation expense and stockholders' equity increased by net income. The Center refinanced its long term debt of $3,850,000 in October 1999. Scheduled repayments will be due in monthly installments of $27,392 including principal and interest at a rate of 8.75% through October 2005.

Results of Operations - For the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

Operating Revenues

Operating revenues for the nine months ended December 31, 1999 and 1998 were approximately $2,524,000 and $2,643,000, respectively. The overall decrease in operating revenues of approximately $119,000 was due primarily to an average decrease in apartment occupancy of 3% and healthcare center occupancy of 5%. The decrease in apartment occupancy is a result of discontinuing the residential services. The decrease in healthcare occupancy is a result of increased competition from other healthcare providers in the area.


Operating Expenses

Operating expenses for the nine months ended December 31, 1999 and 1998 remained relatively stable overall. However, fluctuations were noted within the following areas of operations. Health care expenses decreased $18,000 due to the decrease in occupancy. Maintenance expenses increased $15,000 due to repairs of vehicle and lawn equipment, the use of temporary employees and fall grounds maintenance. Administrative expenses decreased $3,000 due primarily to the replacement of a staff member at a lower salary in the third q quarter of 1999. Residential services decreased $15,000 due to discontinuing the residential services program in the third quarter of 1998. Interest expense decreased $24,000 as the debt continues to be paid down.

Nonoperating revenue

Nonoperating revenues, which consist primarily of interest and investment income, for the nine months ended December 31, 1999 remained relatively stable.


Liquidity

The Center generated $373,000 in cash flows from operating activities for the nine months ended December 31, 1999. The cash flows were used primarily to repay $316,000 of long-term debt.


Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000

The Center addressed its Year 2000 compliance issues internally through a plan that included upgrading computer terminals at a minimal cost. The network operating system was upgraded to Windows 98 in December 1998. Costs of this upgrade were approximately $11,500. The Center has not experienced any problems related to year 2000 issues at the date of filing this report, but will continue to monitor the issue for signs of potential problems.



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

B. There were no reports on Form 8-K filed for the quarter ended December 31, 1999.



Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date: February 11, 2000	By: /s/ Susan Davis
Susan Davis
Administrator
(Principal executive officer)

Date: February 11, 2000	By: /s/  Lynn Shook
Lynn Shook
Accountant
(Principal Financial and Accounting Officer)


	Exhibit 27.1


[CAPTION]

CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies

Item                                          Financial Data as of
Number          Item Description               December 31, 1999
5-02(1)      Cash and cash items	                  $	555,697

5-02(2)      Marketable securities		                 107,568

5-02(3)(a)(1)Notes and accounts receivable - trade		 153,156

5-02(4)      Allowances for doubtful accounts		        5,000

5-02(6)      Inventory		                               9,756

5-02(9)      Total current assets		                  935,565

5-02(13)     Property, plant and equipment		      10,424,902

5-02(14)     Accumulated depreciation		            4,542,101

5-02(18)     Total assets		                        7,055,959

5-02(21)     Total current liabilities		             626,572

5-02(22)     Bonds, mortgages and similar debt		   3,690,746

5-02(28)     Preferred stock-mandatory redemption		     -

5-02(29)     Preferred stock-no mandatory redemption			 -

5-02(30)     Common stock		                          536,000

5-02(31)     Other stockholders' equity		          2,056,076

5-02(32)     Total liabilities and
                    stockholders' equity		         7,055,959

5-03(b)(1)(a)Net sales of tangible products		             -

5-03(b)(1)   Total revenues		                      2,524,463

5-03(b)2(a)  Cost of tangible goods sold		              -

5-03(b)2     Total costs and expenses
                 applicable to sales and revenues		2,487,266





	Exhibit 27.1 (continued)


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item                                         Financial Data as of
Number         Item Description                 December 31, 1999
5-03(b)3     Other costs and expenses	                $	  -

5-03(b)5     Provision for doubtful
                       accounts and notes		                -

5-03(b)(8)   Interest and amortization of
                    debt discount		                      246,417

5-03(b)(10)  Income before taxes and other items		        57,574

5-03(b)(11)  Income tax expense		                         13,500

5-03(b)(14)  Income/loss continuing operations		          44,074

5-03(b)(15)  Discontinued operations		                      -

5-03(b)(17)  Extraordinary items		                          -

5-03(b)(18)  Cumulative effect-changes in
                    accounting principles		                 -

5-03(b)(19)  Net income or loss		                         44,074

5-03(b)(20)  Earnings per share-primary		                    .08

5-03(b)(20)  Earnings per share-fully diluted		              .08




The accompanying notes are an integral part of these financial statements.