Form 10-K
period 2000-03-31
CARC INC
filed 2000-06-29
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB


Annual Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934


For the fiscal year ended March 31, 2000


Commission File Number 0-18727



CARC, Inc.

(Name of small business issuer in its charter)

South Carolina                        57-0641693

(State or other jurisdiction          I.R.S. Employer Identification No.)
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

The issuer's revenues for its most recent fiscal year: $3,361,675

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 1, 2000:

Common stock, $1 par value    536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 2000 annual meeting are incorporated by reference in Part III.

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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                            2000            1999

1.Health care center        40.1%           39.5%

2.Apartment rentals         37.8%           36.8%

3.Dietary revenue           22.0%           23.3%

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

The registrant employs approximately 77 persons in its business and believes its relations with its employees are good.

Item 2. Properties.

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 115 apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance.

There is a primary mortgage balance of $1,469,245 at March 31, 2000 that is collateralized by land and buildings. The Center also has a secondary mortgage with a balance of $2,474,156 at March 31, 2000 for the construction of an additional apartment building and activity center which were completed in 1999.

Item 3. Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.



PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 2000, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis that follows discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 2000 and 1999, assets were $6.9 million and $7.3 million, respectively. Also, the Center began renovation of approximately 20 apartments to provide assisted living services at a cost of $119,000, which was financed by liquidating the Center's investments. The Center completed the renovations in March and received a license to operate the assisted living program in April, 2000. All other assets and liabilities remained relatively unchanged.

During 1999, the Center began offering home health services to its apartment residents.

Results of Operations

Net income for the years ended March 31, 2000 and 1999 was $29,000 and $139,000, respectively. The decrease of $110,000 was primarily the result of a decrease in operating revenues due to local competition and vacancies related to facility renovations.

Operating Revenues

Operating revenues for the years ended March 31, 2000 and 1999 totaled $3.3 million and $3.5 million, respectively. The overall decrease in operating revenues of $185,000 was due primarily to decreased apartment occupancy resulting from discontinued residential services and extended vacancies during facility renovations. Healthcare Center occupancy has also decreased due to an increase in the number of local competitors.


Operating Expenses

Operating expenses for the years ended March 31, 2000 and 1999 were $3.3 million each year. Expenses remained relatively constant in most areas. However, fluctuations were noted in the following areas of operations. Dietary expenses increased approximately $25,000 due to an increase in food and beverage costs and labor costs. Residential services decreased $21,000 due to discontinuation of these services. Healthcare Center costs decreased $32,000 due to the decrease in occupancy and decreased use of temporary employees. Maintenance expenses increased $23,000 due to equipment repairs, additional grounds maintenance and the use of temporary employees. Interest expense decreased $16,000 as the debt continued to amortize and a more favorable interest rate was obtained in October, 1999 on the primary mortgage note.

Nonoperating revenue

Net nonoperating revenues for the years ended March 31, 2000 and March 31, 1999 remained stable.

Liquidity

The Center generated $356,000 in cash flows from operating activities and $230,000 from maturities of investments for the year ended March 31, 2000. The cash flows were used primarily to fund $113,000 of capital expenditures and repay long-term debt of $384,000.

Future Commitments for Capital Expenditures

None.

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

b.Reports on Form 8-K - None.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARC, Inc.

Date: June 26, 2000             by: /s/ Susan Davis
                                    Susan Davis
                                    Administrator
                                    (Principal Executive Officer)


Date: June 26, 2000             by: /s/ Lynn Shook
                                    Lynn Shook
                                    Accountant
                                    (Principal Financial and Accounting
                                     Officer)


Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the "Center") as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ CRISP HUGHES EVANS LLP
Greenville, South Carolina
May 10, 2000






CARC, INC.

Balance Sheets

March 31, 2000 and 1999


Assets
                                                2000                1999

Current assets:

Cash and cash equivalents               $  475,608            $  521,472

Investments                                  -                   107,568

Accounts receivable, net of allowance
for doubtful accounts of $5,000 in
2000 and 1999                              128,607               132,828

Other receivables                            1,488                   654

Prepaid insurance                            6,269                10,815

Inventory                                    9,756                 9,756

Deferred income tax asset                   79,500               127,600

Total current assets                       701,228               910,693



Property, buildings, and equipment, net  5,894,883             6,142,624

Deposits in escrow                         121,815               121,441

Deferred income tax asset                   27,500                  -

Other assets                               110,074               110,295


Total assets                            $6,855,500            $7,285,053



Liabilities and Stockholders' Equity


Current liabilities:



Current installments of long-term debt  $  324,087            $  385,331

Accounts payable                            52,674                69,786

Accrued liabilities                        132,617               154,907

Unearned revenue                            13,297                40,517


Total current liabilities                  522,675               650,541


Refundable entrance fees and deposits      121,815               121,441

Long-term debt, excluding
   current installments                  3,619,314             3,941,469

Deferred income tax liability               15,000                23,600


Total liabilities                        4,278,804             4,737,051



Stockholders' equity:

Common stock, $1 par value. Authorized
600,000 shares; issued and outstanding
536,000 shares                             536,000               536,000

Additional paid-in capital               2,111,886             2,111,886

Accumulated deficit                        (71,190)              (99,884)



Total stockholders' equity               2,576,696             2,548,002


Total liabilities and
   stockholders' equity                 $6,855,500            $7,285,053




CARC, INC.

Statements of Operations
Years Ended March 31, 2000 and 1999


                                             2000                1999
Operating revenues:

Apartments                              $1,258,702            $1,296,342

Health care center, net                  1,338,402             1,388,772

Dietary                                    734,260               821,454

Residential services                          -                    2,673

Miscellaneous                                2,237                 9,425


Net operating revenues                   3,333,601             3,518,666



Operating expenses:


Apartments                                 248,099               241,040

Health care center                         871,960               904,068

Dietary                                    628,922               603,872

Residential services                          -                   20,943

Maintenance and repair                     124,070               100,785

Housekeeping                               145,556               137,810

Administrative and general                 335,682               327,998

Depreciation and amortization              374,883               365,240

Utilities                                  167,448               167,806

Interest                                   339,966               355,703

Property taxes                              84,395                96,810


Total operating expenses                 3,320,981             3,322,075

Income from operations                      12,620               196,591




Nonoperating revenues (expenses):
Interest and investment income              28,074                31,274

Loss on sale of equipment                     -                   (4,260)

Nonoperating revenues (expenses)            28,074                27,014

Income before income taxes                  40,694               223,605

Income tax expense                          12,000                85,100


Net income                              $   28,694            $  138,505




Weighted common shares outstanding         536,000               536,000





Basic earnings per share                 $     .05            $      .26





CARC, INC.

Statements of Stockholders' Equity
Years Ended March 31, 2000 and 1999





                                        Additional                  Total
                              Common     Paid-In   Accumulated  Stockholders'
                              Stock      Capital     Deficit        Equity

Balances at
     March 31, 1998      $  536,000    $2,111,886   $  (238,389)  $2,409,497

 Net income                    -             -          138,505      138,505

Balances at
     March 31, 1999         536,000     2,111,886       (99,884)   2,548,002


Net income                     -             -           28,694       28,694


Balances at
     March 31, 2000      $  536,000    $2,111,886    $  (71,190)  $2,576,696






CARC, INC.

Statements of Cash Flows
Years Ended March 31, 2000 and 1999



                                             2000                1999

Cash flows from operating activities:

Net income                              $   28,694              $  138,505

Adjustments to reconcile net income
    to net cash provided by operating
    activities:

Depreciation and amortization              374,883                 365,240

Loss on sale of equipment                     -                      4,260

Deferred income tax expense                 12,000                  85,100

Accretion                                     (942)                   -


Decrease (increase) in:

Accounts receivable, net                     4,221                 (27,591)

Other receivables                             (834)                  2,541

Prepaid insurance                            4,546                  (1,366)

Inventory                                     -                      1,364


Increase (decrease) in:


Accounts payable                           (17,112)                (99,467)

Accrued liabilities                        (22,290)                 12,334

Unearned revenue                           (27,220)                 31,023

Deposit proceeds                               374                   8,624

Net cash provided by operating
     activities                            356,320                 520,567



Cash flows from investing activities:


Purchases of investments                      -                   (218,246)

Maturities of investments                  229,951                 312,413

Capital expenditures                      (112,921)               (220,638)

Increase in restricted
     escrow cash account                  (121,815)                   -

Net cash used in investing activities       (4,785)               (126,471)


Cash flows from financing activities:

Long-term debt modification fees           (14,000)                   -

Principal payments of long-term debt      (383,399)               (434,281)

Proceeds from construction loan               -                    268,739

Net cash used in financing activities     (397,399)               (165,542)


Net increase (decrease) in cash and
     cash equivalents                     ( 45,864)                228,554



Cash and cash equivalents,
     at beginning of year                  521,472                 292,918



Cash and cash equivalents,
     at end of year                     $  475,608               $  521,472






CARC, INC.

Notes to Financial Statements

March 31, 2000 and 1999




1.Summary of Significant Accounting Policies

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

Investments - Investment securities held for investment are stated at amortized cost since the Center has both the ability and intent to hold such securities to maturity. Premiums and discounts on the investments are amortized into income over the contractual terms of the security using a level yield interest method. Gains and losses on the sale of these securities would be calculated on the specific identification method.

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

Income Taxes - Deferred income assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers depository cash accounts to be cash or cash equivalents. Depository accounts that are held in escrow for fees and deposits are not considered to be cash or cash equivalents.

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $339,966 in 2000 and $355,703 in 1999. The Center paid no income taxes in 2000 or 1999.

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


Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentations.

2.Investments

A summary of the Center's investments at March 31 follows:


                                             2000                1999

Investments - U. S. Treasury obligations
       due within one year                      -              $  229,009



The carrying amount of investments approximates their estimated market value. Included in the carrying amount is accreted interest earned on the zero coupon bonds which will be collected at maturity. The aggregate of these investments are presented in the accompanying balance sheets based on the composition of funds invested as follows:


                                             2000                1999


Investments                             $     -                $  107,568

Deposits in escrow                            -                   121,441


Total investments                       $     -                $  229,009



3.Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:

                                             2000                1999


Land and land improvements              $  550,220            $  550,220

Buildings                                9,298,312             9,220,014

Equipment                                  597,649               593,551

Vehicles                                    53,079                53,079

Construction in progress                    30,525                  -


                                        10,529,785             10,416,864


Less accumulated depreciation            4,634,902              4,274,240


Property, buildings
      and equipment, net                $5,894,883             $6,142,624


4.Long-Term Debt

Long-term debt consists of a primary mortgage note due in October 2005 and a secondary mortgage note due April 2007. The Center obtained term modifications to its primary mortgage in October 1999, with new monthly payments of $27,392, including interest at 8.75% through October 2005. Prior to the modifications, monthly payments were $40,626 at an interest rate of 7.5% with scheduled rate increases. The note had an outstanding balance of $1,469,245 at March 31, 2000 and $1,759,941 at March 31, 1999. The note is collateralized by land and buildings.

The secondary mortgage note is secured by the real estate and apartment rents. Monthly payments $25,206, including interest at 7.85% are payable through April 2007, at which time the remainder of principal and interest is due. The note had an outstanding balance of $2,474,156 at March 31, 2000 and $2,566,859 at March 31, 1999. This loan was a construction loan and converted to a mortgage note in 1999.

The mortgage notes have certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases. As of March 31, 2000, the Center was in compliance with such covenants or received a waiver for events of noncompliance.

The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 2000 and thereafter are as follows:

2001                         $  324,087

2002                            352,499

2003                            383,415

2004                            417,447

2005                            453,636

Thereafter                    2,012,317

                             $3,943,401


5.Income Taxes

As of March 31, 2000, the Center has net operating loss carryforwards of approximately $248,000 available to offset future taxable income which expire as follows:

Year:

2006                         $  120,000

2007                            128,000


                             $  248,000


The components of the net deferred income tax assets are as follows:

                                             2000                1999


Deferred income tax asset:

Net operating loss carryovers           $   95,000            $  102,900

Accrued expense not
     currently deductible for
     tax purposes                            5,300                 7,800

Bad debts expense not
     currently deductible for
     tax purposes                            1,800                 1,900

Accrued revenue not currently recognized
     for book purposes                       4,900                15,000

                                           107,000               127,600


Deferred income tax liability:

Tax depreciation greater than book
      depreciation                         (15,000)              (23,600)

Net deferred income tax asset            $  92,000            $  104,000



A portion of the deferred income tax asset resulting from net operating loss carryforwards of $27,500 has been presented as noncurrent in the accompanying balance sheet as of March 31, 2000.

The effective tax rate on income before income taxes was different than amounts computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:


                                             2000                1999


Income taxes at statutory rate            $  14,000           $  76,000


Increase (decrease) resulting from:

State taxes, net of federal tax benefit       1,000               7,500

Deferred tax rate adjustment                 (2,000)               -

Other                                        (1,000)              1,600

Actual income tax  expense (benefit)      $  12,000           $  85,100



6.Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $19,499 and $15,833 for the years ended March 31, 2000 and 1999, respectively.


7.Financial Instruments

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






Exhibit 27

CARC, Inc.

EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies


Item                                                   Financial Data as of
Number                   Item Description                  March 31, 2000

5-02(1)       Cash and cash items                             $  475,608

5-02(2)       Marketable securities                                 -

5-02(3)(a)(1) Notes and accounts receivable - trade              133,607

5-02(4)       Allowances for doubtful accounts                    (5,000)

5-02(6)       Inventory                                            9,756

5-02(9)       Total current assets                               701,228

5-02(13)      Property, plant and equipment                   10,529,785

5-02(14)      Accumulated depreciation                         4,634,902

5-02(18)      Total assets                                     6,855,500

5-02(21)      Total current liabilities                          522,675

5-02(22)      Bonds, mortgages and similar debt                3,943,401

5-02(28)      Preferred stock-mandatory redemption                  -

5-02(29)      Preferred stock-no mandatory redemption               -

5-02(30)      Common stock                                       536,000

5-02(31)      Other stockholders' equity                       2,040,696

5-02(32)      Total liabilities and stockholders' equity       6,855,500

5-03(b)(1)(a) Net sales of tangible products                        -

5-03(b)(1)    Total revenues                                   3,333,601

5-03(b)2(a)   Cost of tangible goods sold                           -

5-03(b)2      Total costs and expenses applicable to
                    sales and revenues                         3,320,981

Exhibit 27 (continued)



CARC, Inc.

EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item                                                   Financial Data as of
Number                   Item Description                  March 31, 2000

5-03(b)3      Other costs and expenses                        $     -

5-03(b)5      Provision for doubtful accounts and notes             -

5-03(b)(8)    Interest and amortization of debt discount         339,966

5-03(b)(10)   Income before taxes and other items                 40,694

5-03(b)(11)   Income tax expense                                  12,000

5-03(b)(14)   Income/loss continuing operations                   28,694

5-03(b)(15)   Discontinued operations                               -

5-03(b)(17)   Extraordinary items                                   -

5-03(b)(18)   Cumulative effect - changes in accounting principles  -

5-03(b)(19)   Net income or loss                                  28,694

5-03(b)(20)   Earnings per share - basic                             .05

5-03(b)(20)   Earnings per share - diluted                           .05

The accompanying notes are an integral part of these financial statements.