Form 10QSB
period 2000-06-30
CARC INC
filed 2000-08-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES 	EXCHANGE ACT
     OF 1934 	FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]	 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES 	EXCHANGE ACT
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 2000 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.

Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

				Unaudited Balance Sheet at June 30, 2000	                     1

				Unaudited Statements of Operations
					for the Three Months Ended
					June 30, 2000 and 1999	                                      2

				Unaudited Statement of Stockholders'
					Equity for the Three Months
					Ended June 30, 2000	                                         3

				Unaudited Statements of Cash Flows for
					the Three Months Ended
					June 30, 2000 and 1999	                                      4

				Notes to Unaudited Financial Statements	                      5

Item 2.			Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations	                                                   6

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings		                                     7
Item 2.			Changes in Securities		                                 7
Item 3.			Defaults Upon Senior Securities	                        7
Item 4.			Submission of Matters to a Vote of Security Holders	    7
Item 5.			Other Information	                                      7
Item 6.			Exhibits and Reports on Form 8-K	                       8
Signatures		 	                                                    9


[CAPTION]


	CARC, INC.
	Balance Sheet
	June 30, 2000
	(unaudited)

Assets
Current assets:
   Cash and cash equivalents			                          $ 	554,999
   Accounts receivable, net of allowance for
     contractual adjustments of $5,000				                  132,655
   Inventory		                                         		   	 9,756
   Prepaid expenses		 	                                     	26,114
   Deferred income tax asset                           			  	74,900

            Total current assets				                        798,424

Property, buildings, and equipment, net		               		5,823,724
Entrance fees in escrow				                                 139,975
Deferred income tax asset			                                	27,500
Other assets  				                                         	106,518

                                                      		$	6,896,141

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt			             $   324,087
  Accounts payable                                     		 	 	30,924
  Accrued liabilities                                   				154,410
  Unearned revenue	                                  		   	  93,363
            Total current liabilities			                   	602,784

Deferred tax liability			                                   	15,000
Refundable entrance fees				                                139,975
Long-term debt, excluding current installments	 		       	3,543,613
Total liabilities			                                     	4,301,372

Stockholders' equity:
  Common stock $1 par value. Authorized 600,000
    shares; issued and outstanding 536,000 shares       				536,000
  Additional paid-in capital                          				2,111,886
  Accumulated deficit	                                 		  	(53,117)
            Total stockholders' equity	             		   	2,594,769

                                                       		$6,896,141

[CAPTION]

	CARC, INC.
	Statements of Operations
	For the Three Months Ended June 30, 2000 and  1999
(Unaudited)



                                                 2000           1999
Operating revenues:

	Apartments                                	$  	296,548	     $  	318,686
	Health Care Center                          			317,922			       346,115
	Dietary                                     			203,142         	196,387
	Assisted living                              			29,105             	-
	Miscellaneous		                              	  	  301	          	  603
		Total operating revenues                  	  	847,018	        	861,791



Operating expenses:


	Apartments                                   			39,966		        	77,627
	Health Care Center                          			178,511	       		212,951
	Dietary                                     			177,443	       		153,874
	Assisted living                              			47,912	            	-
	Maintenance and repair                       			29,480        			36,153
	Housekeeping                                 			37,343        			34,151
	Administrative and general                   			83,436        			94,088
	Depreciation and amortization                			92,675	        		93,041
	Utilities                                    			41,713	        		40,005
	Interest                                     			82,093	        		80,905
	Property taxes                              	  	20,407       	  	21,098
		Total operating expenses                  	  	830,979	        	843,893



		Income from operations                      			16,039		        	17,898



Nonoperating revenue (expense):


	Interest and investment income               	  	6,634	          	6,354
		 Nonoperating revenue (expense)             	  	6,634           	6,354

Income before income taxes                    			22,673	        		24,252

Income tax expense                            	  	4,600           	6,500

		 Net income                               	$  	18,073      	$  	17,752

Basic earnings per share                    	$     	.03	      $     	.03

Weighted average number of shares
	outstanding during the period	   	             536,000	        	536,000


[CAPTION]


	CARC, INC.
	Statement of Stockholders' Equity
For the Three Months Ended June 30, 2000
(Unaudited)





                                  Additional                       Total
                        Common      Paid-In    Accumulated    Stockholders'
                         Stock      Capital      Deficit          Equity
Balances at
    March 31, 2000	    $	536,000	  $	2,111,886	  $	(71,190)	  $	2,576,696

Net income	                 	-      	     	-       	18,073	  	     18,073

Balances at
    June 30, 2000	     $	536,000	  $	2,111,886	  $	(53,117)	  $	2,594,769



[CAPTION]


	CARC, INC.
	Statements of Cash Flows
	For the Three Months Ended June 30, 2000 and 1999
	(Unaudited)

                                          2000                   1999
Cash flows from operating activities:
  	Net income	                           $  	18,073	        $  	17,752
	  Adjustment to reconcile net income
     to net cash provided by
     operating activities:
			Depreciation and amortization           		92,675	            93,041
			Deferred income tax expense              		4,600            		6,500
			Decrease (increase) in:
 				Cash - funds held for others		         (18,160)	            	(296)
  			Accounts receivable	                   	(2,560)         		(16,902)
 				Accrued interest receivable              		-                		654
 				Prepaid expenses	                     	(19,845)          		10,815
			Increase (decrease) in:


 				Accounts payable	                     	(21,750)          	(19,528)
 				Accrued liabilities                   		21,793		           (8,847)
 				Unearned revenue		                      80,066	          	 59,135
 				Deposits held for others	              	18,160	              	296

					Net cash provided by
         operating activities	  	           173,052	          	142,620



Cash flows from investing activities:


  	Capital expenditures	                   	(17,961)	             	-



Cash flows from financing activities:


	  Principal payments of long-term debt 	  	(75,701)	        	(113,519)


Net increase in cash                       		79,391	           	29,101

Cash at beginning of period             	  	475,608	          	521,472

Cash at end of period                    	$	554,999         	$	550,573




	CARC, INC.
	Notes to Interim Financial Statements
	June 30, 2000



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2000 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.



Item 2.		Management's Discussion and Analysis of Financial Condition and
         Results of Operations

Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2000 to June 30, 2000. The Center has completed renovations necessary to provide assisted living to residents. Twenty apartments were renovated at a cost of $119,000, which was financed by liquidating the Center's investments. The Center received a license to operate the assisted living program in April 2000. All other assets and liabilities remained relatively unchanged.

Results of Operations - For the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

Operating Revenues

Operating revenues for the three months ended June 30, 2000 and 1999 were $847,000 and $862,000, respectively. The overall decrease in operating revenues of approximately $15,000 is due to decreases in apartment and healthcare occupancy due to an increase in the number of local competitors. Assisted living revenues increased with the start up of the services in April 2000.

Operating Expenses

Operating expenses for the three months ended June 30, 2000 and 1999 were approximately $831,000 and $844,000, respectively. The net decrease of $13,000 in expenses was primarily demonstrated in the following areas of operations. Apartment expenses decreased $38,000 and health care center expenses decreased $34,000 through reduced staffing due to decreased occupancy. Administrative expenses decreased $11,000 due to the replacement of two staff at lower salary rates. Expenses of $48,000 were incurred with the start-up of the assisted living services in April 2000. Other operating expenses remained relatively stable.

Nonoperating revenue

Nonoperating revenues, which consist primarily of interest and investment income, for the three months ended June 30, 2000 remained relatively stable.

Liquidity

The Center generated $179,000 in cash flows from operating activities for the three months ended June 30, 2000. The cash flows were used primarily to repay $76,000 of long-term debt and to finance capital expenditures of approximately $24,000.




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

The Annual Meeting of Stockholders of the Center ("Meeting") was held on June 14, 2000. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as trustees, each for a one-year term:

                             Vote For        Withheld       Abstain
		Thomas Lynch                	268             	4             	0
		Anna Forbis                 	268             	4             	0
		Broy Moyer                  	268	             4             	0
		Fred Martin	                 268	             4	             0
		Dorothy D. Dent	             268	             4	             0
		Robert Downing	              268             	4             	0
		James Fanning, Jr.	          268             	4             	0
		D. Greg Hughes	              268             	4             	0
		Bill Senn	                   268             	4              0




2. Ratification of the appointment of Crisp Hughes Evans LLP as the Center's independent audit firm was approved by stockholders by the following vote:

  	Vote for:	272			Withheld:	0

Item 5.		Other Information

None.

Item 6.		Exhibits and Reports on Form 8-K

A. 	Exhibits				                    	27  Financial Data Schedule

B.   There were no reports on Form 8-K filed for the quarter ended
 June 30, 2000.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina


Date:  August 9,	2000	                        By: /s/ Susan Davis
                                                 Susan Davis
                                                 Administrator
                                                (Principal executive officer)

Date:  August 9, 2000                        	By: /s/  Lynn Shook
                                                 Lynn Shook
                                                 Accountant
                                                (Principal Financial and
                                                 Accounting Officer)


	Exhibit 27.1


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies
[CAPTION]

Item                                                Financial Data as of
Number              Item Description                    June 30, 2000

5-02(1)        Cash and cash items	                        $ 	554,999

5-02(2)        Marketable securities	                           	-

5-02(3)(a)(1)  Notes and accounts receivable - trade	        	137,655

5-02(4)        Allowances for doubtful accounts	               	5,000

5-02(6)        Inventory		                                      9,756

5-02(9)        Total current assets		                         798,424

5-02(13)       Property, plant and equipment             		10,547,745

5-02(14)       Accumulated depreciation	                   	4,724,021

5-02(18)       Total assets	                               	6,896,141

5-02(21)       Total current liabilities                    		602,784

5-02(22)       Bonds, mortgages and similar debt          		3,543,613

5-02(28)       Preferred stock-mandatory redemption		            -

5-02(29)       Preferred stock-no mandatory redemption		        	-

5-02(30)       Common stock                                 		536,000

5-02(31)       Other stockholders' equity	                 	2,058,769

5-02(32)       Total liabilities and stockholders' equity 		6,896,141

5-03(b)(1)(a)  Net sales of tangible products	                 	-

5-03(b)(1)     Total revenues	                               	847,018

5-03(b)2(a)    Cost of tangible goods sold	                    	-

5-03(b)2       Total costs and expenses applicable
                  to sales and revenues		                     830,979

	Exhibit 27.1 (continued)


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item                                                 Financial Data as of
Number          Item Description                          June 30, 1999

5-03(b)3        Other costs and expenses	                 $	      -

5-03(b)5        Provision for doubtful accounts and notes		       -

5-03(b)(8)      Interest and amortization of debt discount		   82,093

5-03(b)(10)     Income before taxes and other items		          22,673

5-03(b)(11)     Income tax expense                           		 4,600

5-03(b)(14)     Income/loss continuing operations		            18,073

5-03(b)(15)     Discontinued operations                         		-

5-03(b)(17)     Extraordinary items                             		-

5-03(b)(18)     Cumulative effect-changes in
                     accounting principles                      		-

5-03(b)(19)     Net income or loss                           		18,073

5-03(b)(20)     Earnings per share-primary	                      	.03

5-03(b)(20)     Earnings per share-fully diluted	                	.03

The accompanying notes are an integral part of these financial statements.