Form 10QSB
period 2000-09-30
CARC INC
filed 2000-11-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549


	Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR TRANSITION
PERIOD FROM         TO      .
	Commission file number    0-18727

	CARC, Inc.
	(Exact name of registrant as specified in its charter)


South Carolina						57-0641693

(State or other jurisdiction				(I.R.S. Employer
of incorporation of organization)			Identification No.)


500 Downs Loop
Clemson, SC     							29631

(Address of principal						(Zip Code)
executive offices)

Registrant's telephone number, including area code: (864)654-1155

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    [ X ]						No[    ]

The number of shares outstanding of the Issuer's Shares of Common
Stock as of September 30, 2000 was
536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No[  X ]

	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at September 30, 2000
	1

			Unaudited Statements of Operations for the
				Three Months and Six Months Ended
				September 30, 2000 and 1999	2

			Unaudited Statement of Stockholders'
				Equity for the Six Months
				Ended September 30, 2000	3

			Unaudited Statements of Cash Flows for
				the Six Months Ended
				September 30, 2000 and 1999	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	6 - 7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security
Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8
Signatures		9





	CARC, INC.
	Balance Sheet
	September 30, 2000
	(unaudited)

Assets

Current assets:
Cash						$	604,654
Accounts receivable, net of allowance for
contractual adjustments of $5,000				150,857
Inventory		 		   	9,756
	Prepaid expenses				10,057
Deferred tax asset			  	62,400
Total current assets				837,724

Property, plant, and equipment, net				5,738,876
Entrance fees in escrow				 140,654
Deferred tax asset				27,500
Other assets - principally loan refinancing costs
102,962

		$	6,847,716

Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt			$
358,669
Accounts payable		 	 	54,123
Accrued liabilities              				166,869
Unearned revenue			   	  44,186
Total current liabilities				623,847

Deferred tax liability				15,000
Refundable entrance fees				 140,654
Long-term debt, excluding current installments
	3,431,564
Total liabilities				4,211,065

Stockholders' equity:
Common stock $1 par value. Authorized 600,000
shares; issued and outstanding 536,000 shares
	536,000
Additional paid-in capital				2,111,886
Accumulated deficit	 		  	(11,235)
Total stockholders' equity	   		   	2,636,651

		$	6,847,716




	CARC, INC.
	Statements of Operations
	For the Three and Six Months Ended September 30, 2000 and
1999
(Unaudited)







Three Months Ended,
Six Months Ended,

September 30
September 30

      2000
      1999
      2000
      1999
Operating revenues:




	Apartments
	$	287,005
	$	310,740
	$	583,553
	$	629,426
	Health Care Center
			327,323
			333,443
			645,245
			679,557
	Dietary
			 217,814
			183,426
			420,956
			379,813
	Assisted living
			47,689
	  	-
			76,793
	  	-
	Miscellaneous
	  	7,370
	  	497
	  	7,670
	  	1,100
		Total operating revenues
	  	887,201
	  	828,106
	  	1,734,217
	  	1,689,896





Operating expenses:




	Apartments
			26,605
			51,663
			66,571
			129,291
	Health Care Center
			189,118
			233,429
			367,629
			446,380
	Dietary
			174,440
			151,894
			351,884
			305,768
	Assisted living
	  	69,594
	  	-
	  	117,506
	  	-
	Maintenance and repair
			31,226
			24,388
			60,706
			60,541
	Housekeeping
			42,750
			36,646
			80,093
			70,797
	Administrative and general
			71,646
			79,789
			155,081
			173,877
	Depreciation and amortization
			92,155
			92,802
			184,830
			185,842
	Utilities
			45,656
			45,929
			87,369
			85,933
	Interest
			80,327
			82,317
			162,420
			163,222
	Property taxes
		 	20,407
		 	21,098
		 	40,814
		 	42,197
		Total operating expenses
		843,924
		819,955
	  	1,674,903
	  	1,663,848





		Income from operations
			43,277
			8,151
			59,314
			26,048





Nonoperating revenue (expense):




	Interest and investment income
	   	11,107
	   	7,743
	  	17,741
	  	14,098
		 Nonoperating revenue (expense)
	   	11,107
	   	7,743
	  	17,741
	  	14,098





Income before income taxes
			54,384
			15,894
			77,055
			40,146
Income tax expense
	   	(12,500)
	   	(3,050)
	  	(17,100)
	  	(9,550)





		 Net income
	$	41,884
	$	12,844
	$	 59,955
	$	 30,596





Basic earnings per share
 	$	.08
 	$	.02
	 $	.11
	 $	.06





Weighted average number of shares




	outstanding during the period
	   	536,000
	   	536,000
	   	536,000
	   	536,000




	CARC, INC.
	Statement of Stockholders' Equity
For the Six Months Ended September 30, 2000
(Unaudited)





Additional

Total

Common
Paid-In
Accumulated
Stockholders'

Stock
Capital
Deficit
Equity





Balances at March 31, 2000
	$	536,000
	$	2,111,886
	$	(71,190)
	$	2,576,696





Net income
	  	-
	 	-
	  	59,955
	  	59,955





Balances at September 30,




	2000
	$	536,000
	$	2,111,886
	$	(11,235)
	$	2,636,651






	CARC, INC.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2000 and 1999
	(Unaudited)




     2000
     1999
Cash flows from operating activities:


	Net income
	$	59,955
	$	30,596
	Adjustment to reconcile net income to net cash


		provided by operating activities:


			Depreciation and amortization
		184,830
		185,842
			Deferred income tax expense
		17,100
		9,550
			Decrease (increase) in:


				Cash - funds held for others
		(18,839)
		(6,731)
				Accounts receivable
		 (20,762)
		 5,973
				Accrued interest receivable
		-
		654
				Prepaid expenses
		(3,788)
		10,815
			Increase (decrease) in:


				Accounts payable
		1,449
		(26,869)
				Accrued liabilities
		34,253
		 (17,589)
				Unearned revenue
		30,889
		 26,848
				Deposits held for others
	  	18,839
	  	 6,731



				Net cash provided by operating activities
	  	303,926
	  	225,820



Cash flows from investing activities:


	Capital expenditures
	  	(21,712)
	  	(6,063)



Cash flows from financing activities:


	Principal payments of long-term debt
	  	(153,168)
	  	(228,698)






Net increase (decrease) in cash
		129,046
		(8,941)



Cash at beginning of period
	  	475,608
	  	521,472



Cash at end of period
	$	604,654
	$	512,531

	CARC, INC.
	Notes to Interim Financial Statements
	September 30, 2000



(1)	Basis of Presentation

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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments(which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.





Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2000 to September 30,
2000.The Center has completed renovations necessary to provide assisted living to residents. Twenty apartments were renovated at a cost of $119,000, which was financed by liquidating the Center's investments. The Center received a license to operate the assisted living program in April 2000. All other assets and liabilities remained relatively unchanged.

Results of Operations - For the six months ended September 30,
2000 compared to the six months ended
September 30, 1999.

Operating Revenues

Operating revenues for the six months ended September 30, 2000 and 1999 were approximately $1,734,000
and $1,690,000, respectively. The overall increase in operating revenues of approximately $44,000 is due to an influx of revenues from the new assisted living facility, which was at maximum occupancy at September 30, 2000.

Operating Expenses

Operating expenses for the six months ended September 30, 2000 and 1999 were approximately $1,675,000 and $1,664,000, respectively. The net increase of $11,000 in expenses was primarily demonstrated in the following areas of operations. Apartment expenses decreased $63,000 and health care center expenses decreased $79,000 through reduced payroll costs due to decreased occupancy. Administrative expenses decreased $19,000 due to the replacement of two staff at lower salary rates. Expenses of
$117,000 were incurred for the assisted living services which started in April 2000. Other operating expenses remained relatively stable.

Nonoperating revenue

Nonoperating revenues, which consists of interest and investment income, for the six months ended
September 30, 2000 remained relatively stable.

Liquidity

The Center generated approximately $304,000 in cash flows from operating activities for the six months ended September 30, 2000. The cash flows were used primarily to repay $153,000 of long-term debt and to finance capital expenditures of approximately
$22,000.





PART II -	OTHER INFORMATION

Item 1.		Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business,to which the CARC, Inc. is a party or to which any of its property is the subject.

Item 2.		Changes in Securities

There have been no changes in securities during the reporting period.

Item 3.		Defaults Upon Senior Securities

None.

Item 4.		Submission of Matters to a Vote of Security
Holders

None.

Item 5.		Other Information

None.


Item 6.		Exhibits and Reports on Form 8-K

A. Exhibit 27.1				Financial Data Schedule

B. There were no reports on Form 8-K filed for the quarter ended September 30, 2000.




Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:   November 1, 2000     	By: /s/ Susan Davis
Susan Davis
Administrator
(Principal executive officer)

Date:   November 1, 2000       	By: /s/ Lynn Shook
Lynn Shook
Accountant
(Principal Financial and Accounting
			  Officer)


	Exhibit 27.1


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
September 30, 2000



5-02(1)
Cash and cash items
	$	604,654



5-02(2)
Marketable securities
		-



5-02(3)(a)(1)
Notes and accounts receivable - trade
		155,857



5-02(4)
Allowances for doubtful accounts
		5,000



5-02(6)
Inventory
		9,756



5-02(9)
Total current assets
		837,724



5-02(13)
Property, plant and equipment
		10,551,497



5-02(14)
Accumulated depreciation
		4,812,621



5-02(18)
Total assets
		6,847,716



5-02(21)
Total current liabilities
		623,847



5-02(22)
Bonds, mortgages and similar debt
		3,431,564



5-02(28)
Preferred stock-mandatory redemption
		-



5-02(29)
Preferred stock-no mandatory redemption
		-



5-02(30)
Common stock
		536,000



5-02(31)
Other stockholders' equity
		2,100,651



5-02(32)
Total liabilities and stockholders' equity
		6,847,716



5-03(b)(1)(a)
Net sales of tangible products
		-



5-03(b)(1)
Total revenues
		1,734,217



5-03(b)2(a)
Cost of tangible goods sold
		-



5-03(b)2
Total costs and expenses applicable to sales and revenues
		1,674,903





	Exhibit 27.1 (continued)


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
September 30, 2000



5-03(b)3
Other costs and expenses
	$	-



5-03(b)5
Provision for doubtful accounts and notes
		-



5-03(b)(8)
Interest and amortization of debt discount
		162,420



5-03(b)(10)
Income before taxes and other items
		 77,055



5-03(b)(11)
Income tax expense
		 17,100



5-03(b)(14)
Income/loss continuing operations
		59,955



5-03(b)(15)
Discontinued operations
		-



5-03(b)(17)
Extraordinary items
		-



5-03(b)(18)
Cumulative effect-changes in accounting principles
		-



5-03(b)(19)
Net income or loss
		59,955



5-03(b)(20)
Earnings per share  - basic
		.11



5-03(b)(20)
Earnings per share - diluted
		.11




4
The accompanying notes are an integral part of these financial statements.

8