Form 10QSB
period 2000-12-31
CARC INC
filed 2001-02-12
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY
PERIOD ENDED DECEMBER 31, 2000

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD
FROM                 TO             .

Commission file number    0-18727

CARC, Inc.
(Exact name of registrant as specified in its charter)


South Carolina						57-0641693

(State or other jurisdiction				(I.R.S. Employer of incorporation
        of organization)                               Identification No.)


500 Downs Loop
Clemson, SC     							29631

(Address of principal							(Zip Code)
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 2000 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]




	CARC, INC.

Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 2000	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 2000 and 1999	           2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 2000	                     3

			Unaudited Statements of Cash Flows
				for the Nine Months Ended
				December 31, 2000 and 1999	           4

			Notes to Unaudited Financial Statements	           5

Item 2.		Management's Discussion and Analysis of		Financial
Condition and Results of Operations	6

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	7
Item 2.		Changes in Securities	7
Item 3.		Defaults Upon Senior Securities	7
Item 4.		Submission of Matters to a Vote of Security Holders	7
Item 5.		Other Information	7
Item 6.		Exhibits and Reports on Form 8-K	7
Signatures		8





	CARC, INC.
	Balance Sheet
	December 31, 2000
	(unaudited)

Assets

Current assets:
Cash and cash equivalents			                               $	600,322
Accounts receivable, net of allowance for
                   contractual adjustments of $5,000			155,543
Inventory		 		   	                                 9,756
Prepaid expenses				                                             10,751
Deferred tax asset			  	                               68,000
Total current assets				                              844,372

Property, plant, and equipment, net				             5,684,528
Entrance fees in escrow				                              142,930
Deferred income tax asset				                                27,500
Other assets - principally loan refinancing costs	  		    99,407
                                          $     6,798,737

Liabilities and Stockholders' Equity

Current liabilities:
Current installments of long-term debt			$	 365,846
Accounts payable		 	 	                                              87,996
Accrued liabilities              				               214,471
Unearned revenue			   	                               15,722
Total current liabilities				                             684,035

Deferred tax liability				                               15,000
Refundable entrance fees				                             142,930
Long-term debt, excluding current installments	       	            3,344,351
Total liabilities			  	                                        4,186,316

Stockholders' equity:
Common stock $1 par value. Authorized 600,000
shares; issued and outstanding 536,000 shares 			536,000
Additional paid-in capital				                         2,111,886
Accumulated deficit	 		  	                             (35,465)
Total stockholders' equity	   		   	                          2,612,421

                                                                    $6,798,737

CARC, INC.
Statements of Operations
For the Three and Nine Months Ended December 31, 2000 and 1999
(Unaudited)






Three Months Ended,
Nine Months Ended,

December 31
December 31

      2000
      1999
      2000
      1999
Operating revenues:




	Apartments
	$	285,688
	$	312,723
	$	869,241
	$	942,149
	Health Care Center, net
			307,224
			343,167
			952,469
			1,022,724
	Dietary
			210,103
			177,917
			631,059
			557,731
	Assisted living
			46,813
	  	-
			123,606
	  	-
	Miscellaneous
	  	275
	  	760
	  	7,946
	  	1,859
		Total operating revenues
	  	850,103
	  	834,567
	  	2,584,321
	  	2,524,463





Operating expenses:




	Apartments
			25,179
			57,917
			 91,750
			187,208
	Health Care Center
			205,809
			218,984
			573,438
			665,364
	Dietary
			189,786
			159,696
			541,670
			465,464
	Assisted living
			79,394
	  	-
			196,901
	  	-
	Maintenance and repair
			31,854
			31,230
			92,560
			91,771
	Housekeeping
			44,343
			37,141
			124,436
			107,938
	Administrative and general
			79,182
			82,119
			233,692
			251,810
	Depreciation and amortization
			92,100
			92,686
			276,930
			278,529
	Utilities
			42,644
			39,148
			130,013
			125,081
	Interest
			77,758
			83,195
			240,178
			246,417
	Property taxes
			20,409
			21,099
			61,224
			63,296
	Miscellaneous
    	 50
    	203
   	621
   	4,388
		Total operating expenses
		888,508
		823,418
	 	2,563,413
	 	2,487,266





		Income (loss) from operations
			(38,405)
			11,149
			 20,908
			 37,197





Nonoperating revenue (expense):




	Interest and investment income
		  	8,576
		  	6,279
	  	26,317
	  	20,377
		 Nonoperating revenue
	   	8,576
	   	6,279
	  	26,317
	  	20,377





Income (loss) before income taxes
			(29,829)
			17,428
			47,225
			57,574
Income tax expense (benefit)
	   	(5,600)
	   	3,950
	  	11,500
	  	13,500





		 Net income (loss)
	$	(24,229)
	$	13,478
	$	35,725
	$	 44,074





Basic earnings (loss) per share
 	$	(.05)
 	$	.03
	$	.07
	$	.08





Weighted average number of shares




	outstanding during the period
	   	536,000
	  	536,000
	   	536,000
	 	536,000

CARC, INC.
Statement of Stockholders' Equity
For the Nine Months Ended December 31, 2000
(Unaudited)





Additional

Total

Common
Paid-In
Accumulated
Stockholders'

Stock
Capital
Deficit
Equity





Balances at March 31, 2000
	$	536,000
	$	2,111,886
	$	(71,190)
	$	2,576,696





Net income
	  	-
	 	-
	  	 35,725
	  	 35,725





Balances at December 31,




	2000
	$	536,000
	$	2,111,886
	$	(35,465)
	$	2,612,421


CARC, INC.
Statements of Cash Flows
For the Nine Months Ended December 31, 2000 and 1999
(Unaudited)



     2000
     1999
Cash flows from operating activities:


	Net income
	$	35,725
	$	44,074
	Adjustment to reconcile net income to net cash


		provided by operating activities:


			Depreciation and amortization
		276,930
		278,529
			Provision for deferred income taxes
		11,500
		13,500
			Decrease (increase) in:


				Cash - funds held for others
		(21,115)
		(1,524)
				Accounts receivable
		(25,422)
		(15,328)
				Accrued interest receivable
	 	-
		653
				Prepaid expenses
		(4,482)
		9,527
			Increase (decrease) in:


				Accounts payable
		35,296
		(13,519)
				Accrued liabilities
		 81,854
		 58,217
				Unearned revenue
		 2,425
		 (2,858)
				Deposits held for others
	  	21,115
	  	1,524



					Net cash provided by operating activities
	  	413,826
	  	372,795



Cash flows from investing activities:


	Capital expenditures
	  	(55,908)
	  	(8,038)



Cash flows from financing activities:


	Principal payments of long-term debt
		(233,204)
		(316,532)
	Increase in other assets - refinancing costs
	  	-
	 	(14,000)



					Net cash used in financing activities
	  	 (233,204)
	  	 (330,532)



Net increase in cash
		124,714
		34,225



Cash at beginning of period
	  	475,608
	  	521,472



Cash at end of period
	$	600,322
	$	555,697




CARC, INC.
Notes to Interim Financial Statements
December 31, 2000



(1)	Basis of Presentation

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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year.





Item 2.	Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2000 to December 31, 2000. The Center has completed renovations necessary to provide assisted living to residents. Twenty apartments were renovated at a cost of $119,000, which was financed by liquidating the Center's investments. The Center received a license to operate the assisted living program in April 2000. A metal maintenance building has been erected at a cost of approximately $32,500. All other assets and liabilities remained relatively unchanged.

Results of Operations - For the nine months ended December 31, 2000 compared to the nine months ended December 31, 1999.

Operating Revenues

Operating revenues for the nine months ended December 31, 2000 and 1999 were approximately $2,584,000 and $2,524,000, respectively. Revenues have remained stable due to offsetting increases and decreases in each area. The new assisted living facility was fully occupied at December 31, 2000, and a 3% rate increase was implemented for apartments. Also, the occupancy rate of the apartments remaining in service after the conversion of assisted living units increased 6%. A decrease in healthcare occupancy of 23% is a result of increased competition from other healthcare providers in the area.

Operating Expenses

Operating expenses for the nine months ended December 31, 2000 and 1999 were approximately $2,563,000 and $2,487,000, respectively. The net increase of $76,000 in expenses was primarily demonstrated in the following areas of operations. Apartment expenses decreased $95,000 due to the conversion of 20 apartments to assisted living units. Expenses of $197,000 were incurred for the assisted living services which began operations in April 2000. Health care center expenses decreased $91,000 through reduced payroll costs due to decreased occupancy. Dietary expenses increased $76,000 due to increased occupancy in the apartments and assisting living and the rate increase which was implemented. Other operating expenses remained relatively stable.

Nonoperating revenue

Nonoperating revenues, which consist primarily of interest and investment income, for the nine months ended December 31, 2000 remained relatively stable.


Liquidity

The Center generated $414,000 in cash flows from operating activities for the nine months ended December 31, 2000. The cash flows were used primarily to repay $233,000 of long-term debt.

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

B. There were no reports on Form 8-K filed for the quarter ended December 31, 2000.



Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date: February 5, 2001     	By: /s/ Susan Davis
                   Susan Davis
            Administrator
            (Principal executive officer)


      Date:  February 5, 2001      	By: /s/  Lynn Shook
                                                          Lynn Shook
                                                          Accountant
                                          (Principal Financial and Accounting
				 Officer)


Exhibit 27.1


CARC, INC.
EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
December 31, 2000



5-02(1)
Cash and cash items
	$	600,322



5-02(2)
Marketable securities
		-



5-02(3)(a)(1)
Notes and accounts receivable - trade
		160,543



5-02(4)
Allowances for doubtful accounts
		5,000



5-02(6)
Inventory
		9,756



5-02(9)
Total current assets
		844,372



5-02(13)
Property, plant and equipment
		10,585,692



5-02(14)
Accumulated depreciation
		4,901,164



5-02(18)
Total assets
		6,798,737



5-02(21)
Total current liabilities
		684,035



5-02(22)
Bonds, mortgages and similar debt
		3,344,351



5-02(28)
Preferred stock-mandatory redemption
		-



5-02(29)
Preferred stock-no mandatory redemption
		-



5-02(30)
Common stock
		536,000



5-02(31)
Other stockholders' equity
		2,076,421



5-02(32)
Total liabilities and stockholders' equity
		6,798,737



5-03(b)(1)(a)
Net sales of tangible products
		-



5-03(b)(1)
Total revenues
		2,584,321



5-03(b)2(a)
Cost of tangible goods sold
		-



5-03(b)2
Total costs and expenses applicable to sales and revenues
		2,563,413




Exhibit 27.1 (continued)
CARC, INC.
EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies

Item

Financial Data as of
Number
Item Description
December 31, 2000



5-03(b)3
Other costs and expenses
	$	-



5-03(b)5
Provision for doubtful accounts and notes
		-



5-03(b)(8)
Interest and amortization of debt discount
		240,178



5-03(b)(10)
Income before taxes and other items
		 47,225



5-03(b)(11)
Income tax expense
		 11,500



5-03(b)(14)
Income/loss continuing operations
		35,725



5-03(b)(15)
Discontinued operations
		-



5-03(b)(17)
Extraordinary items
		-



5-03(b)(18)
Cumulative effect-changes in accounting principles
		-



5-03(b)(19)
Net income or loss
		35,725



5-03(b)(20)
Earnings per share  - basic
		.07



5-03(b)(20)
Earnings per share - diluted
		.07





2
The accompanying notes are an integral part of these financial statements.

9