Form 10-K
period 2001-03-31
CARC INC
filed 2001-06-26
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-KSB

	Annual Report Under Section 13 or 15(d)
	of the Securities Exchange Act of 1934

	For the fiscal year ended March 31, 2001

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

The issuer's revenues for its most recent fiscal year: 	$3,454,549

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 11, 2001:

Common stock, $1 par value	536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 2001 annual meeting are incorporated by reference in Part III.

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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                                         2001			2000
1.	Health care center -	32.0%			40.1%
2.	Apartment rentals -	33.8%			37.8%
3.	Dietary revenue		20.4%			22.0%

The apartment buildings at Clemson Downs provide a choice of seven floor plans The apartments rent for between $912 and $1,443 per month, depending on which floorplan is chosen and whether the apartment is rented by one person or a couple.One meal per day for each resident is included in the rental fee. In addition, residents may select extra services including housekeeping and meal delivery. The additional services are billed monthly. Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Elevators also serve some buildings. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal. There is an emergency response call system to the health care center in each apartment and smoke and heat detectors are located throughout the property.


Item 1.	Business. (continued)

The Assisted Living apartments at Clemson Downs offer 4 levels of care. The Rent ranges from $2300.00 to $3215.00 per month depending on the assessed level of care. Three meals are included with the rental fee. The Assisted Living apartments have a separate living room and bedroom areas. Each apartment has it's own individual bathroom. The kitchen area has a refrigerator and dishwasher. Housekeeping and laundry are included with the rental fee. All apartments have ground levels entrances and private patios. Each apartment has individual heating, air conditioning, and water heater systems. The apartments are carpeted except for the kitchen and bathroom areas. There is an emergency response call system to the nurses' station in Assisted Living. Heat and smoke detectors are in all apartments and common areas. The Assisted Living apartments are staffed 24 hours a day year round.

The health care center provides convalescent and rehabilitative treatment to inpatient adults, including those who are admitted after hospitalization and before returning to their homes, and is designed to supplement general hospital care, rather than compete directly with general hospitals. The services furnished by the health care center include room, board, nursing care, drugs, supplies, medical equipment, other medical services, social activities and physical, speech and recreational therapy. The health care center contains private and semi-private rooms. It also has laundry facilities and a reception area. The admission, treatment and discharge of each health care center resident are under the direction of the resident's attending physician. Although no full-time staff physicians are retained, the health care center has a part time-medical director as well as consulting and on-call physicians as required.The health care center receives payments for resident care directly on a private pay basis, including payments from private health insurance.

Item 1.	Business. (continued)

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

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 95 independent living apartments, 20 assisted living apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance. There are two mortgage balances with a total of $3,627,637 at March 31, 2001 that are collateralized by land and buildings.

Item 3.	Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.


Item 4.	Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.


	PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
 Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 2001, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.


Item 6. 	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The discussion and analysis that follows discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 2001 and 2000, assets were $6.6 million and $6.9 million, respectively. The balance sheet of the Center has not materially changed from March 31, 2000 to March 31, 2001. The Center has completed renovations necessary to provide assisted living to residents. Twenty apartments were renovated at a cost of $119,000, which was financed by liquidating the Center's investments. The Center received a license to operate the assisted living program in April 2000.


Results of Operations

Net income for the years ended March 31, 2001 and 2000 was $12,000 and $29,000 respectively. The decrease of $17,000 was primarily the result of a decrease in occupancy rates due to local competition.

Operating Revenues

Operating revenues for the years ended March 31, 2001 and 2000 totaled
$3.4 million and $3.3 million, respectively. The increase in revenues is primarily due to an increase in the occupancy levels of the assisted living facility and a 3% apartment rate increase. The assisted living facility was fully occupied at March 31, 2001. A decrease in healthcare occupancy of 25% is a result of increased competition from other healthcare providers in the area.

Operating Expenses

Operating expenses for the years ended March 31, 2001 and 2000 were 3.4 million and 3.3 million each year respectively. The net increase of approximately $112,000 in expenses was primarily demonstrated in the following areas of operations. Apartment expenses decreased $127,000 due to the conversion of 20 apartments to assisted living units. Expenses of $275,000 were incurred for the assisted living services which began operations in April 2000. Health care center expenses decreased $99,000 through reduced payroll costs due to decreased occupancy. Dietary expenses increased $85,000 due to increased occupancy in the apartments and assisted living services. Other operating expenses remained relatively stable.

Nonoperating revenue

Net nonoperating revenues for the years ended March 31, 2001 and March 31, 2000 remained stable.

Liquidity

The Center generated $372,000 in cash flows from operating activities for the year ended March 31, 2001. The cash flows were used primarily to fund
$56,000 of capital expenditures and repay long-term debt of $316,000.

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

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits
a. Exhibit 27.1	Financial Data Schedule

b.  Reports on Form 8-K - None.



	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CARC, Inc.

Date: June 26, 2001             	by: /s/ Susan Davis
					Susan Davis
					Administrator
					(Principal
                       Executive Officer)


Date: June 26, 2001             	by: /s/ Lynn Shook
			                        Lynn Shook
					Accountant
					(Principal Financial
     and Accounting Officer)










	Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the "Center") as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Greenville, South Carolina
May 3, 2001


CARC, INC.
Balance Sheets
March 31, 2001 and 2000




ASSETS





















2001


2000











Current assets:










Cash and cash equivalents


$
475,682

$
475,608


Accounts receivable, net of allowance










for doubtful accounts of $5,000 in









2001 and 2000


125,837


128,607


Other receivables



1,078


1,488


Prepaid insurance



11,498


6,269


Inventory



16,820


9,756


Deferred tax asset



70,500


79,500














Total current assets

701,415


701,228









































Property, building, and equipment, net




5,595,561


5,894,883

Deposits in escrow




143,946


121,815

Deferred income tax asset




27,500


27,500

Other assets




95,852


110,074












































Total assets
$
6,564,274

$
6,855,500





























































































CARC, INC.
Balance Sheets (continued)
March 31, 2001 and 2000

Liabilities and Stockholders' Equity
























2001


2000











Current liabilities:










Current installments of long-term debt


$
352,499

$
324,087


Accounts payable



20,004


52,674


Accrued liabilities



162,913


132,617


Unearned revenue



5,412


13,297














Total current liabilities

540,828


522,675











Refundable entrance fees




143,946


121,815

Long-term debt, excluding current installments




3,275,138


3,619,314

Deferred income tax liability




16,000


15,000














Total liabilities

3,975,912


4,278,804











Stockholders' equity:










Common stock $1 par value. Authorized










shares; issued and outstanding









536,000 shares


536,000


536,000


Additional paid-in capital



2,111,886


2,111,886


Accumulated deficit



(59,524)


(71,190)














Total stockholders' equity

2,588,362


2,576,696














Total liabilities and stockholders' equity
$
6,564,274

$
6,855,500























CARC, INC.
Statements of Operations
Years Ended March 31, 2001 and 2000























2001


2000
Operating revenues:













Apartments






$
  1,156,828

$
  1,258,702

Assisted Living







     461,647


                -

Health Care Center







  1,093,818


  1,338,402

Dietary







     697,161


     734,260

Miscellaneous







         9,196


         2,237


Total operating revenues






  3,418,650


  3,333,601













Operating expenses:













Apartments







     120,660


     248,099

Assisted Living







     275,273


                -

Health Care Center







     773,316


     871,960

Dietary







     714,264


     628,922

Maintenance and repair







     133,346


     124,070

Housekeeping







     172,605


     145,556

Administrative and general







     320,923


     335,682

Depreciation and amortization







     369,453


     374,884

Utilities







     177,598


     167,447

Interest







     300,315


     339,966

Property taxes







       81,630


       84,395


Total operating expenses






  3,439,383


  3,320,981















Income from operations






     (20,733)


       12,620













Nonoperating revenue (expense):













Interest and investment income







       35,899


       28,074


Nonoperating revenue (expense)






       35,899


       28,074













Income before income taxes








       15,166


       40,694













Income tax expense








         3,500


       12,000













Net income







$
       11,666

$
       28,694













Weighted average number of shares








     536,000


     536,000













Basic earnings per share







$
0.02

$
0.05















CARC, INC
Statements of Stockholders' Equity
Years Ended March 31, 2001 and 2000


































Additional





Total




Common


Paid-In


Accumulated


Stockholders'




Stock


Capital


Deficit


Equity
















Balances at March 31, 1999

$
    536,000

$
  2,111,886

$
     (99,884)

$
  2,548,002















Net income


              -


              -


      28,694


      28,694















Balances at March 31, 2000


    536,000


  2,111,886


     (71,190)


  2,576,696















Net income


              -


              -


      11,666


      11,666















Balances at March 31, 2001

$
    536,000

$
  2,111,886

$
     (59,524)

$
  2,588,362



















































































































CARC, INC.
Statement of Cash Flows
Years Ended March 31, 2001 and 2000
































2001


2000













Cash flows from operating activities:












Net income




$
       11,666

$
       28,694


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     369,453


     374,883




Deferred income tax expense



         3,500


       12,000




Accretion



                -


          (942)




Decrease (increase) in:












Accounts receivable, net


         2,770


         4,221





Other receivables


            410


          (834)





Prepaid insurance


       (5,229)


         4,546





Inventory


       (7,064)


                -




Increase (decrease) in:












Accounts payable


     (32,670)


     (17,112)





Accrued liabilities


       30,296


     (22,290)





Unearned revenue


       (7,885)


     (27,220)





Deposit proceeds


                -


            374






Net cash provided by operating activities

     365,247


     356,320













Cash flows from investing activities:












Maturities of investments





                -


     229,951


Capital expenditures





     (55,909)


   (112,921)


Increase in restricted escrow cash account





                -


   (121,815)






Net cash used in investing activities

     (55,909)


       (4,785)













Cash flows from financing activities:












Long-term debt modification fees





                -


     (14,000)


Principal payments of long-term debt





   (315,764)


   (383,399)






Net cash used in financing activities

   (315,764)


   (397,399)


















Net increase (decrease) in cash and cash equivalents

       (6,426)


     (45,864)













Cash and cash equivalents, at beginning of year






     475,608


     521,472













Cash and cash equivalents, at end of year





$
     469,182

$
     475,608






































































































































	CARC, INC.
	Notes to Financial Statements
March 31, 2001 and 2000




1.		Summary of Significant Accounting Policies

CARC, Inc. (the "Center") is a corporation existing for the purpose of operating a retirement community in the Clemson, South Carolina area with an accredited health care facility, residential apartments and other facilities. The following are the significant accounting policies used in preparation of the accompanying financial statements.

Operating Revenues - Apartment and assisted living revenues consist of rental, meals and miscellaneous other income. Health Care Center revenues consist primarily of room and board fees and fees for medical supplies and physical therapy. Dietary revenues consist of fees charged for meals and catered functions. Revenue is reported at the estimated net realizable amounts from residents, third-party payors, and others for service rendered.

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


Income Taxes - Deferred income assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. A valuation allowance is provided for the portion of the deferred tax asset when it is morelikely than not that some portion or all of the deferred tax asset will not be realized.

Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers depository cash accounts to be cash or cash equivalents. Depository accounts that are held in escrow for fees and deposits are not considered to be cash or cash equivalents.

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $300,315 in 2001 and $339,966 in 2000. The Center paid no income taxes in 2001 or 2000.

Credit Risk - The Center maintains cash accounts at one financial institution. At times throughout the year, the Center may have balances in excess of FDIC insured limits. Due to the strong credit rating of this financial institution, management believes there is no significant credit risk related to these accounts.

Unearned Revenue - Unearned revenue represents advance payment of gross room rates.





Earnings Per Share - The Center provides earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding. There are no securities outstanding that represent potential common stock that would have a dilutive effect on earnings per share.

Estimates - The presentation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentations.


2.		Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:


2001
2000



			Land and land improvements
	$	550,220
	$	550,220
			Buildings
		9,366,515
		9,298,312
			Equipment
		615,878
		597,649
			Vehicles
		53,079
		53,079
			Construction in progress
	  	-
	  	30,525

		10,585,692
		10,529,785
				Less accumulated depreciation
	  	4,990,131
	  	4,634,902



				Property, buildings and equipment, net
	$	5,595,561
	$	5,894,883

3.		Long-Term Debt


				2002			$	352,499
2003 383,415
2004 			417,446
2005 				453,637
2006 				382,364
Thereafter			   	1,638,276          								3,627,637
4.		Income Taxes

As of March 31, 2001, the Center has net operating loss carryforwards of approximately $225,000 available to offset future taxable income which expire as follows:

                    Year:


					2006

	$	97,000
					2007

	  	128,000





	$	225,000

The components of the net deferred income tax assets are as follows:


2001
2000
			Deferred income tax asset:


				Net operating loss carryovers
	$	84,200
	$	95,000
				Accrued expense not currently deductible


					for tax purposes
		10,000
		5,300
				Bad debts expense not currently deductible


					for tax purposes
		1,800
		1,800
				Accrued revenue not currently recognized


					for book purposes
	  	2,000
	  	4,900

		98,000
		107,000



			Deferred income tax liability:


				Tax depreciation greater than book


					Depreciation
	    	(16,000)
	  	(15,000)



						Net deferred income tax asset
	$	 82,000
	$	92,000


A portion of the deferred income tax asset resulting from net operating loss carryforwards of $76,000 and $27,500 has been presented as noncurrent in the accompanying balance sheet as of March 31, 2001 and 2000, respectively.


The effective tax rate on income before income taxes was different than amounts computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:

2001
2000



			Income taxes at statutory rate
	$	7,000
	$	14,000



			Increase (decrease) resulting from:


				State taxes, net of federal tax benefi
		700
		1,000
				Deferred tax rate adjustment
		2,300
		(2,000)
				Other
	  	-
	  	(1,000)



						Actual income tax  expense (benefit)
	$	10,000
	$	12,000


5.		Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $15,789 and $19,499 for the years ended March 31, 2001 and 2000, respectively.

6.		Financial Instruments

U. S. generally accepted accounting principles require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as accounts receivable, accounts payable, accrued expenses, notes payable that are currently due, and cash equivalents are of a short-term nature and carrying value approximates fair value. The Center estimates the fair value of these items to be the same as their carrying value.

The estimated fair value of long-term notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The total carrying value of debt at March 31, 2001 was approximately $3,628,000. The Center estimates fair value of these instruments at March 31, 2001 to be approximately $3,615,000.






	Exhibit 27

CARC, Inc.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies
Item

Financial Data as of
Number
Item Description
March 31, 2001



5-02(1)
Cash and cash items
	$	475,682



5-02(2)
Marketable securities
		-



5-02(3)(a)(1)
Notes and accounts receivable - trade
		130,837



5-02(4)
Allowances for doubtful accounts
		5,000



5-02(6)
Inventory
		    16,820



5-02(9)
Total current assets
		652,915



5-02(13)
Property, plant and equipment
		10,585,692



5-02(14)
Accumulated depreciation
		4,990,131



5-02(18)
Total assets
		6,564,274



5-02(21)
Total current liabilities
		540,828



5-02(22)
Bonds, mortgages and similar debt
		3,627,637



5-02(28)
Preferred stock-mandatory redemption
		-



5-02(29)
Preferred stock-no mandatory redemption
		-



5-02(30)
Common stock
		536,000



5-02(31)
Other stockholders' equity
		2,052,362



5-02(32)
Total liabilities and stockholders' equity
		6,564,274



5-03(b)(1)(a)
Net sales of tangible products
		-



5-03(b)(1)
Total revenues
		3,418,650



5-03(b)2(a)
Cost of tangible goods sold
		-



5-03(b)2
Total costs and expenses applicable to sales and revenues
		3,432,883

	Exhibit 27 (continued)


	CARC, Inc.
EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
March 31, 2001



5-03(b)3
Other costs and expenses
	$	-



5-03(b)5
Provision for doubtful accounts and notes
		-



5-03(b)(8)
Interest and amortization of debt discount
		300,315



5-03(b)(10)
Income before taxes and other items
		21,666



5-03(b)(11)
Income tax expense
		10,000



5-03(b)(14)
Income/loss continuing operations
		 11,666



5-03(b)(15)
Discontinued operations
		-



5-03(b)(17)
Extraordinary items
		-



5-03(b)(18)
Cumulative effect - changes in accounting principles
		-



5-03(b)(19)
Net income or loss
		 11,666



5-03(b)(20)
Earnings per share - basic
		.02



5-03(b)(20)
Earnings per share - diluted
		.02









2


3






17


CARC, INC.		Notes to Financial Statements (continued)


22