Form 10QSB
period 2001-06-30
CARC INC
filed 2001-08-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	JUNE 30, 2001

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]					No	[    ]

The number of shares outstanding of the Issuer's Shares of Common
Stock as of June 30, 2001 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.

Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

				Unaudited Balance Sheet at June 30, 2001	1

				Unaudited Statements of Operations
					for the Three Months Ended
					June 30, 2001 and 2000	2

				Unaudited Statement of Stockholders'
					Equity for the Three Months
					Ended June 30, 2001	3

				Unaudited Statements of Cash Flows for
					the Three Months Ended
					June 30, 2001 and 2000	4

				Notes to Unaudited Financial Statements	5

Item 2.			Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations	6 - 7

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings		8
Item 2.			Changes in Securities		8
Item 3.			Defaults Upon Senior Securities	8
Item 4.			Submission of Matters to a Vote of Security Holders	8
Item 5.			Other Information	8
Item 6.			Exhibits and Reports on Form 8-K	9
Signatures		 	10

CARC, INC.





Balance Sheet





June 30, 2001





(unaudited)





Assets











Current assets:






Cash and cash equivalents


$
496,036

Accounts receivable, net of allowance for






contractual adjustments of $5,000


158,026

Inventory



16,820

Prepaid expenses



12,731

Deferred income tax asset



8,400









Total current assets

692,013






Property, building, and equipment, net




5,552,748
Entrance fees in escrow




143,330
Deferred income tax asset




76,000
Other assets




92,296










$
6,556,387
Liabilities and Stockholders' Equity











Current liabilities:






Current installments of long-term debt


$
359,890

Accounts payable



15,676

Accrued liabilities



176,136

Unearned revenue



43,712



Total current liabilities

595,414






Deferred tax liability




16,000
Refundable entrance fees




143,330
Long-term debt, excluding current installments




3,185,041



Total liabilities

3,939,785






Stockholders' equity:






Common stock $1 par value. Authorized 600,000






shares; issued and outstanding 536,000 shares


536,000

Additional paid-in capital



2,111,886

Accumulated deficit



(31,284)



Total stockholders' equity

2,616,602










$
6,556,387




CARC, INC.













Statements of Operations













For the Three Months ended June 30, 2001 and 2000













(Unaudited)























Three Months Ended,













June 30,













2001


2000
Operating revenues:














Apartments







$
     288,583

$
     296,548

Health Care Center








     191,495


     317,922

Dietary








     290,443


     203,142

Assisted living








     135,010


       29,105

Miscellaneous








                -


            301


Total operating revenues







     905,531


     847,018














Operating expenses:














Apartments








       28,809


       39,966

Health Care Center








     176,411


     178,511

Dietary








     183,329


     177,443

Assisted living








       74,816


       47,912

Maintenance and repair








       39,475


       29,480

Housekeeping








       45,986


       37,343

Administrative and general








       90,849


       83,436

Depreciation and amortization








       92,853


       92,675

Utilities








       39,545


       41,713

Interest








       75,088


       82,093

Property taxes








       21,089


       20,407


Total operating expenses







     868,250


     830,979
















Income from operations







       37,281


       16,039














Nonoperating revenue:














Interest and investment income








         4,559


         6,634


Nonoperating revenue







         4,559


         6,634














Income before income taxes









       41,840


       22,673














Income tax expense









       13,600


         4,600















Net income







$
       28,240

$
       18,073














Basic earnings per share








$
           0.05

$
           0.03














Weighted average number of shares














outstanding during the period








     536,000


     536,000














The accompanying notes are an integral part of these financial statements.


















CARC, INC.












Statements of Stockholders' Equity












For the Three Months Ended June 30, 2001 and 2000












(Unaudited)











































Additional





Total



Common


Paid-In


Accumulated


Stockholders'



Stock


Capital


Deficit


Equity














Balances at March 31, 2001

$
    536,000

$
  2,111,886

$
     (59,524)

$
  2,588,362













Net income


              -


              -


      28,240


      28,240













Balances at June 30, 2001

$
    536,000

$
  2,111,886

$
     (31,284)

$
  2,616,602




























































































































































The accompanying notes are an integral part of these financial statements.































CARC, INC.










Statement of Cash Flows










For the Months Ended June 30, 2001 and 2000







































2001



2000












Cash flows from operating activities:











Net income




$
       28,240

$
       18,073

Adjustments to reconcile net income to net cash











provided by operating activities:











Depreciation and amortization



       92,853


       92,675



Deferred income tax expense



       13,600


         4,600



Decrease (increase) in:











Cash - funds held for others


          (616)


     (18,160)




Accounts receivable, net


     (32,189)


       (2,560)




Other receivables


         1,078


                -




Prepaid insurance


       (1,233)


     (19,845)



Increase (decrease) in:











Accounts payable


       (4,328)


     (21,750)




Accrued liabilities


       13,223


       21,793




Unearned revenue


       38,300


       80,066




Deposits held for others


            616


       18,160





Net cash provided by operating activities

     149,544


     173,052











Cash flows from investing activities:











Capital expenditures





     (46,484)


     (17,961)





Net cash used in investing activities

     (46,484)


     (17,961)











Cash flows from financing activities:











Principal payments of long-term debt





     (82,706)


     (75,700)





Net cash used in financing activities

     (82,706)


     (75,700)
















Net increase in cash and cash equivalents

       20,354


       79,391











Cash and cash equivalents, at beginning of period






475,682


     475,608











Cash and cash equivalents, at end of period





$
     496,036

$
     554,999






















The accompanying notes are an integral part of these financial statements.























	CARC, INC.
	Notes to Interim Financial Statements
	June 30, 2001



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2001 of CARC, Inc.,
(the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

		In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2001 to June 30, 2001.

Results of Operations - For the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Operating Revenues

Operating revenues for the three months ended June 30, 2001 and 2000 were $906,000 and $847,000, respectively. The overall increase in operating revenues of approximately $59,000 is primarily due to an increase in the occupancy levels of the assisted living facility and a 3% apartment rate increase. The assisted living facility was fully occupied as of June 30, 2001. Dietary revenue increased approximately 43% due to increased occupancy levels of the assisted living facility and a rate increase. A decrease in healthcare occupancy of 25% is a result of increased competition from other healthcare providers in the area.

Operating Expenses

Operating expenses for the three months ended June 30, 2001 and 2000 were $868,000 and $831,000, respectively. The net increase of approximately $37,000 in expenses was primarily demonstrated in the following areas of operation. Assisted living expenses increased $27,000 through increased payroll costs associated with staffing needs for full occupancy. The maintenance and housekeeping expenses increased approximately $10,000 and $9,000, respectively, due to additional personnel costs. Interest expense decreased approximately $7,000 due to continued debt reduction.

Nonoperating revenue

Net nonoperating revenues, which consist primarily of interest and investment income, for the three months ended June 30, 2001 and 2000 remained relatively stable.

Liquidity

The Center generated $150,000 in cash flows from operating activities for the three months ended June 30, 2001. The cash flows were used primarily for capital expenditures of $46,000 and to repay principal on long-term debt of $83,000.


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

The Annual Meeting of Stockholders of the Center ("Meeting") was held on June 11, 2001. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as trustees by acclamation, each for a one-year term:












		Marshall Strickler



		Joseph F. Boykin, Jr.



		Frank Clipp



		Robert C. Jackson



		Dorothy D. Dent



		Susan McClure



		Ronald Moran



		D. Greg Hughes



		Bill Senn







2. Ratification of the appointment of Crisp Hughes Evans LLP as the Center's independent audit firm was approved unanimously.

3. Ratification of the new board-approved two-tier price increases was tabled by the following vote:

	Vote for: 326

 Vote against: 24


Item 5.		Other Information

None.


Item 6.		Exhibits and Reports on Form 8-K

A. 	Exhibits					27  Financial Data Schedule

B.   There were no reports on Form 8-K filed for the quarter ended
June 30, 2001.


Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:  August 3, 2001		By: /s/ Susan Davis
Susan Davis
Administrator
(Principal executive officer)



Date:  August 3, 2001		By: /s/  Lynn Shook
Lynn Shook
Accountant
(Principal Financial and Accounting Officer)


	Exhibit 27.1


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
June 30, 2001



5-02(1)
Cash and cash items
	$	496,036



5-02(2)
Marketable securities
		-



5-02(3)(a)(1)
Notes and accounts receivable - trade
		163,026



5-02(4)
Allowances for doubtful accounts
		5,000



5-02(6)
Inventory
		 16,820



5-02(9)
Total current assets
		692,013



5-02(13)
Property, plant and equipment
		10,614,651



5-02(14)
Accumulated depreciation
		5,061,903



5-02(18)
Total assets
		6,556,387



5-02(21)
Total current liabilities
		595,414



5-02(22)
Bonds, mortgages and similar debt
		3,185,041



5-02(28)
Preferred stock-mandatory redemption
		-



5-02(29)
Preferred stock-no mandatory redemption
		-



5-02(30)
Common stock
		536,000



5-02(31)
Other stockholders' equity
		2,080,602



5-02(32)
Total liabilities and stockholders' equity
		6,556,387



5-03(b)(1)(a)
Net sales of tangible products
		-



5-03(b)(1)
Total revenues
		905,531



5-03(b)2(a)
Cost of tangible goods sold
		-



5-03(b)2
Total costs and expenses applicable to sales and revenues
		868,250


	Exhibit 27.1 (continued)


CARC, INC.
	EDGAR - FINANCIAL DATA SCHEDULES
Article 5 of Regulation S-X (continued)
Commercial and Industrial Companies


Item

Financial Data as of
Number
Item Description
June 30, 2001



5-03(b)3
Other costs and expenses
	$	-



5-03(b)5
Provision for doubtful accounts and notes
		-



5-03(b)(8)
Interest and amortization of debt discount
		75,088



5-03(b)(10)
Income before taxes and other items
		  41,840



5-03(b)(11)
Income tax expense
		 13,600



5-03(b)(14)
Income/loss continuing operations
		 28,240



5-03(b)(15)
Discontinued operations
		-



5-03(b)(17)
Extraordinary items
		-



5-03(b)(18)
Cumulative effect-changes in accounting principles
		-



5-03(b)(19)
Net income or loss
		28,240



5-03(b)(20)
Earnings per share-basic
		.05



5-03(b)(20)
Earnings per share-fully dilutive
		.05





15


12