Form 10QSB
period 2001-09-30
CARC INC
filed 2001-11-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	SEPTEMBER 30, 2001

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 2001 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]					No	[  X ]

	CARC, INC.

Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at September 30, 2001	1

			Unaudited Statements of Operations for the
				Three Months and Six Months Ended
				September 30, 2001 and 2000	2

			Unaudited Statement of Stockholders'
				Equity for the Six Months
				Ended September 30, 2001	3

			Unaudited Statements of Cash Flows for
				the Six Months Ended
				September 30, 2001 and 2000	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	6 - 7

Part II.		OTHER INFORMATION
Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8Signatures		9






CARC, INC.
Balance Sheet
September 30,2001
(unaudited)










Assets













Current assets:







Cash and cash equivalents


$
559,969


Accounts receivable, net of allowance for







contractual adjustments of $5,000


164,455


Inventory



16,820


Prepaid expenses



12,936


Deferred income tax asset



500











Total current assets

754,680








Property, building, and equipment, net




5,488,274

Entrance fees in escrow




149,223

Deferred income tax asset




76,000

Other assets




88,741












$
6,556,918

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
367,439


Accounts payable



35,805


Accrued liabilities



192,361


Unearned revenue



72,737




Total current liabilities

668,342








Deferred tax liability




16,000

Refundable entrance fees




149,223

Long-term debt, excluding current installments




3,092,978




Total liabilities

3,926,543








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Accumulated deficit



(17,511)




Total stockholders' equity

2,630,375












$
6,556,918








The accompanying notes are an integral part of these financial statements.

CARC, INC.
Statement of Operations
For the Three Months Ended September 30, 2001 and 2000
(Unaudited)





Three Months Ended,





Six Months Ended,










September 30





September 30










2001


2000


2001


2000



Operating revenues:

















Apartments

$
    286,373

$
     287,005

$
    574,956

$
     583,553




Health Care Center


    314,656


     285,540


    593,199


     574,613




Dietary


    259,648


     217,814


    498,939


     420,956




Assisted living


      95,547


       89,472


    194,660


     147,425




Miscellaneous


           909


         7,370


           675


         7,670





Total operating revenues

    957,133


     887,201


 1,862,429


  1,734,217




















Operating expenses:

















Apartments


      37,103


       26,605


      65,912


       66,571




Health Care Center


    205,616


     189,118


    382,027


     367,629




Dietary


    197,041


     174,440


    380,371


     351,884




Assisted living


      84,392


       69,594


    159,207


     117,506




Maintenance and repair


      41,361


       31,226


      80,836


       60,706




Housekeeping


      54,875


       42,750


    100,861


       80,093




Administrative and general


      85,452


       71,646


    176,068


     155,081




Depreciation and amortization


      93,005


       92,155


    185,858


     184,830




Utilities


      46,214


       45,656


      85,759


       87,369




Interest


      73,278


       80,327


    148,366


     162,420




Property taxes


      21,093


       20,407


      42,180


       40,814





Total operating expenses

    939,430


     843,924


 1,807,445


  1,674,903






















Income from operations

      17,703


       43,277


      54,984


       59,314




















Nonoperating revenue:

















Interest and investment income


        3,970


       11,107


        8,529


       17,741





Nonoperating revenue

        3,970


       11,107


        8,529


       17,741




















Income before income taxes



      21,673


       54,384


      63,513


       77,055




















Income tax expense



       (7,900)


     (12,500)


     (21,500)


     (17,100)





















Net income

$
      13,773

$
       41,884

$
      42,013

$
       59,955




















Basic earnings per share


$
          0.03

$
           0.08

$
          0.08

$
           0.11




















Weighted average number of shares

















outstanding during the period


    536,000


     536,000


    536,000


     536,000




















The accompanying notes are an integral part of these financial statements.


CARC, INC.
Statement of Stockholders' Equity
For the Three Months Ended September 30, 2001
(Unaudited)


































Additional





Total




Common


Paid-In


Accumulated


Stockholders'




Stock


Capital


Deficit


Equity
















Balances at March 31, 2001

$
    536,000

$
  2,111,886

$
     (59,524)

$
  2,588,362















Net income


              -


              -


      42,013


      42,013















Balances at September 30, 2001

$
    536,000

$
  2,111,886

$
     (17,511)

$
  2,630,375

















































































































The accompanying notes are an integral part of these financial statements

CARC, INC.
Statement of Cash Flows
For the Three Months Ended September 30, 2001 and 2000
































2001



2000














Cash flows from operating activities:












Net income




$
       42,013

$
       59,955


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     185,858


     184,830




Deferred income tax expense



       21,500


       17,100




Decrease (increase) in:












Cash - funds held for others


         5,277


     (18,839)





Accounts receivable, net


     (38,618)


     (20,762)





Other receivables


         1,078


                -





Prepaid insurance


       (1,438)


       (3,788)




Increase (decrease) in:












Accounts payable


       15,801


         1,449





Accrued liabilities


       29,448


       34,253





Unearned revenue


       67,325


       30,889





Deposits held for others


       (5,277)


       18,839






Net cash provided by operating activities

     322,967


     303,926













Cash flows from investing activities:












Capital expenditures





     (71,460)


     (21,712)






Net cash used in investing activities

     (71,460)


     (21,712)













Cash flows from financing activities:












Principal payments of long-term debt





   (167,220)


   (153,168)






Net cash used in financing activities

   (167,220)


   (153,168)


















Net increase in cash and cash equivalents

       84,287


     129,046













Cash and cash equivalents, at beginning of period






475,682


     475,608













Cash and cash equivalents, at end of period





$
     559,969

$
     604,654





































































































































The accompanying notes are an integral part of these financial statements



	CARC, INC.
	Notes to Interim Financial Statements
	September 30, 2001



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

		In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.





Item 2.		Management's Discussion and Analysis of Financial Condition
 and Results of Operations

		Financial Condition

There has not been a significant change in the Center's financial condition since March 31, 2001, other than debt repayments.

Results of Operations - For the six months ended September 30, 2001 compared to the six months ended September 30, 2000.

Operating Revenues

Operating revenues for the six months ended September 30, 2001 and 2000 were approximately $1,862,000 and $1,734,000, respectively. The overall increase in operating revenues of approximately $128,000 was primarily due to an increase in the occupancy levels of the assisted living and healthcare facilities. The assisted living facility was fully occupied as of September 30, 2001. An increase in healthcare occupancy of approximately
13% was a result of individuals moving from the apartments and assisted living facilities to the healthcare center. Stricter medical requirements now in effect in South Carolina are forcing many potential assisted living residents into the healthcare center. Dietary revenue has increased approximately $78,000 due to higher occupancy levels in the healthcare and assisted living facilities. The apartment occupancy decreased as a result of individuals moving from apartments to the healthcare and assisted living facilities. The total apartment revenue has, however, remained relatively stable due to a 3% rate increase.

Operating Expenses

Operating expenses for the six months ended September 30, 2001 and 2000 were approximately $1,807,000 and $1,675,000 respectively. The net increase of approximately $132,000 in expenses was primarily demonstrated in the following areas of operation. Assisted living expenses increased $42,000 through increased payroll costs associated with staffing for full occupancy. Dietary expense increased approximately $28,000 due to additional meals served as a result of the full occupancy of assisted living. Administrative and general expenses increased approximately $21,000 due to an increase in retirement plan matching expense and increased postage and marketing costs.
Maintenance and housekeeping expenses increased approximately $20,000 and $21,000, respectively, due to additional employees. Interest expense decreased approximately $14,000 in relation to repayment of debt.


Nonoperating revenue

Net nonoperating revenues for the six months ended September 30, 2001 and 2000 decreased due to a reduction in interest income. The Center has used its excess cash for capital improvements.

Liquidity

The Center generated $323,000 in cash flows from operating activities for the six months ended September 30, 2001. The cash flows were used primarily for capital expenditures of $71,000 and to repay long-term debt of $167,000.

As of September 30, 2001 the Center has reached an agreement with its present lender to refinance all of its long term debt into one loan. The Center closed on the loan in October, 2001 with an interest rate of 6.97%. The interest rates on the two notes outstanding as of September 30, 2001 were 8.75% and 7.87%.
A portion of the additional financing will be used to purchase a new heating and air conditioning system for a cost up to $350,000.

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

B. There were no reports on Form 8-K filed for the quarter ended September 30, 2001.



Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:   November 1, 2001     	By: /s/ Susan Davis
Susan Davis
Administrator
(Principal executive officer)

Date:   November 1, 2001       	By: /s/ Lynn Shook
Lynn Shook
Accountant
(Principal Financial and Accounting Officer)









 Exhibit 27.1

CARC, INC.






EDGAR - FINANCIAL DATA SCHEDULE






Article 5 of Regulation S-X






Commercial and Industrial Companies






Item



 Financial Data as of


Number

Item Description

September 30, 2001









5-02(1)

Cash and cash items

$
              559,969








5-02(2)

Marketable securities


                        -








5-02(3)(a)(1)

Notes and accounts receivable - trade


              169,455








5-02(4)

Allowances for doubtful accounts


                 5,000








5-02(6)

Inventory


               16,820








5-02(9)

Total current assets


              754,680








5-02(13)

Property, plant and equipment


         10,657,151








5-02(14)

Accumulated depreciation


           5,168,877








5-02(18)

Total assets


           6,556,918








5-02(21)

Total current liabilities


              668,342








5-02(22)

Bonds, mortgages and similar debt


           3,092,978








5-02(28)

Preferred stock - mandatory redemption


                        -








5-02(29)

Preferred stock - no mandatory redemption


                        -








5-02(30)

Common stock


              536,000








5-02(31)

Other stockholders' equity


           2,094,375








5-02(32)

Total liabilities and stockholders' equity


           6,556,918








5-03(b)(1)(a)

Net sales of tangible products


                        -








5-03(b)(1)

Total revenues


           1,862,429








5-03(b)2(a)

Cost of tangible goods sold


                        -








5-03(b)2

Total costs and expenses applicable to sales and revenues


           1,807,445






 Exhibit 27.1 (continued)

CARC, INC.






EDGAR - FINANCIAL DATA SCHEDULE






Article 5 of Regulation S-X






Commercial and Industrial Companies






Item



 Financial Data as of


Number

Item Description

September 30, 2001









5-03(b)3

Other costs and expenses

$
                        -








5-03(b)5

Provision for doubtful accounts and notes


                        -








5-03(b)(8)

Interest and amortization of debt discount


              185,858








5-03(b)(10)

Income before taxes and other items


               63,513








5-03(b)(11)

Income tax expense


               21,500








5-03(b)(14)

Income / loss continuing operations


               42,013








5-03(b)(15)

Discontinued operations


                        -








5-03(b)(17)

Extraordinary items


                        -








5-03(b)(18)

Cumulative effect - changes in accounting principles


                        -








5-03(b)(19)

Net income or loss


               42,013








5-03(b)(20)

Earnings per share - basic


                   0.08








5-03(b)(20)

Earnings per share - diluted


                   0.08












	18