Form 10QSB
period 2001-12-31
CARC INC
filed 2002-02-01
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	DECEMBER 31, 2001

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 2001 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]




	CARC, INC.

Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 2001	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 2001 and 2000	2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 2001	3

			Unaudited Statements of Cash Flows
				for the Nine Months Ended
				December 31, 2001 and 2000	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of Operations	6 - 7

Part II.		OTHER INFORMATION
Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8
Signatures		9


CARC, INC.
BALANCE SHEET
DECEMBER 31, 2001
(UNAUDITED)

Assets













Current assets:







Cash and cash equivalents


$
527,107


Accounts receivable, net of allowance for







contractual adjustments of $5,000


167,202


Inventory



16,820


Prepaid expenses



13,069


Deferred income tax asset



34,700











Total current assets

758,898








Property, building, and equipment, net




5,429,733

Entrance fees in escrow




147,651

Deferred income tax asset




50,600

Other assets




135,251












$
6,522,133

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
260,303


Accounts payable



9,509


Accrued liabilities



151,764


Unearned revenue



60,077




Total current liabilities

481,653








Deferred tax liability




16,000

Refundable entrance fees




147,651

Long-term debt, excluding current installments




3,243,908




Total liabilities

3,889,212








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Accumulated deficit



(14,965)




Total stockholders' equity

2,632,921












$
6,522,133








The accompanying notes are an integral part of these financial statements.


CARC, Inc.
Statements of Operations
For the Three and Nine Months Ended December 31, 2001 and 2000




Three Months Ended,





Nine Months Ended,










December 31





December 31










2001


2000


2001


2000



Operating revenues:

















Apartments

$
    290,725

$
     285,688

$
    865,681

$
     869,241




Health Care Center


    326,716


     307,224


    919,915


     952,469




Dietary


    268,787


     210,103


    767,726


     631,059




Assisted living


      94,525


       46,813


    289,184


     123,606




Miscellaneous


           633


            275


        1,307


         7,946





Total operating revenues

    981,386


     850,103


 2,843,813


  2,584,321




















Operating expenses:

















Apartments


      28,406


       25,179


      94,318


       91,750




Health Care Center


    202,235


     205,809


    584,262


     573,438




Dietary


    206,992


     189,786


    587,364


     541,670




Assisted living


      81,391


       79,394


    240,598


     196,901




Maintenance and repair


      37,696


       31,854


    118,532


       92,560




Housekeeping


      56,198


       44,343


    157,059


     124,436




Administrative and general


    101,281


       79,182


    277,349


     233,692




Depreciation and amortization


      93,316


       92,100


    279,174


     276,930




Loan financing costs


      63,000


              -


      63,000


              -




Utilities


      38,784


       42,644


    124,543


     130,013




Interest


      65,345


       77,758


    213,711


     240,178




Property taxes


      21,092


       20,409


      63,269


       61,224




Micellaneous


              -


              50


              -


            621





Total operating expenses

    995,736


     888,508


 2,803,179


  2,563,413






















Income (loss) from operations

     (14,350)


     (38,405)


      40,634


       20,908




















Nonoperating revenue:

















Interest and investment income


        8,096


         8,576


      16,625


       26,317





Nonoperating revenue

        8,096


         8,576


      16,625


       26,317




















Income (loss) before income taxes



       (6,254)


     (29,829)


      57,259


       47,225




















Income tax expense (benefit)



       (8,800)


       (5,600)


      12,700


       11,500





















Net income (loss)

$
        2,546

$
     (24,229)

$
      44,559

$
       35,725




















Basic earnings (loss) per share


$
 Nil

$
         (0.05)

$
          0.08

$
           0.07




















Weighted average number of shares

















outstanding during the period


    536,000


     536,000


    536,000


     536,000




















The accompanying notes are an integral part of these financial statements.


CARC, INC.
Statement of Stockholders' Equity
For Nine Months Ended December 31, 2001
(Unaudited)

































Additional





Total




Common


Paid-In


Accumulated


Stockholders'




Stock


Capital


Deficit


Equity
















Balances at March 31, 2001

$
    536,000

$
  2,111,886

$
     (59,524)

$
  2,588,362















Net income


            -


            -


      44,559


      44,559















Balances at December 31, 2001

$
    536,000

$
  2,111,886

$
     (14,965)

$
  2,632,921


















































































































The accompanying notes are an integral part of these financial statements.


CARC, INC.
Statement of Cash Flows
For the Nine Months Ended December 31, 2001 and 2000































2001



2000













Cash flows from operating activities:












Net income




$
       44,559

$
       35,725


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     342,174


     276,930




Deferred income tax expense



12,700


       11,500




Decrease (increase) in:












Cash - funds held for others


         3,705


     (21,115)





Accounts receivable, net


     (41,365)


     (25,422)





Other receivables


         1,078


              -





Prepaid insurance


       (1,571)


       (4,482)




Increase (decrease) in:












Accounts payable


     (10,495)


       35,296





Accrued liabilities


     (11,149)


       81,854





Unearned revenue


       54,665


         2,425





Deposits held for others


       (3,705)


       21,115






Net cash provided by operating activities

390,596


     413,826













Cash flows from investing activities:












Capital expenditures





   (102,857)


     (55,908)






Net cash used in investing activities

   (102,857)


     (55,908)













Cash flows from financing activities:












Principal payments of long-term debt





   (248,426)


   (233,204)


Proceeds from long-term debt





     125,000


              -


Refinancing costs





   (112,888)


              -






Net cash used in financing activities

   (236,314)


   (233,204)


















Net increase in cash and cash equivalents

51,425


     124,714













Cash and cash equivalents, at beginning of period






475,682


     475,608













Cash and cash equivalents, at end of period





$
527,107

$
     600,322

The accompanying notes are an integral part of these financial statements.

	CARC, INC.
	Notes to Interim Financial Statements
	December 31, 2001



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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
The results of operations for the three and nine months ended
December 31, 2001 are not necessarily indicative of the results to be expected for the entire year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

The Center reached an agreement with its present lender to refinance all of it long-term debt into one loan. The Center closed on the loan for approximately $3,556,000 in October 2001 with an interest rate of 6.97%.
The interest rates on the two notes outstanding as of September 30, 2001 were 8.75% and 7.87%. A portion of the additional financing will be used to purchase a new heating and air conditioning system for a cost of approximately $121,000.

Results of Operations - For the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000.

Operating Revenues

Operating revenues for the nine months ended December 31, 2001 and 2000 were approximately $2,844,000 and $2,584,000, respectively. The overall increase in operating revenues of approximately $260,000 was primarily due to an increase in the occupancy levels of the assisted living and healthcare facilities. The assisted living facility was fully occupied as of December 31, 2001. An increase in healthcare occupancy of approximately 13%
 was a result of individuals moving from the apartments and assisted living facilities to the healthcare center. Stricter medical requirements now in effect in South Carolina are forcing many potential assisted living residents into the healthcare center. Dietary revenue has increased approximately $137,000 due to higher occupancy levels in the healthcare and assisted living facilities. The apartment occupancy decreased as a result of individuals moving from apartments to the healthcare and assisted living facilities. The total apartment revenue has, however, remained relatively stable due to a 3% rate increase.

Operating Expenses

Operating expenses for the nine months ended December 31, 2001 and 2000 were approximately $2,803,000 and $2,563,000, respectively. The net increase of approximately $240,000 in expenses was primarily demonstrated in the following areas of operation. Assisted living expenses increased $44,000 through increased payroll costs associated with staffing for full occupancy. Dietary expense increased approximately $46,000 due to additional meals served as a result of the full occupancy of assisted living. Administrative and general expenses increased approximately $44,000 due to an increase in retirement plan matching expense and an increase in postage and marketing costs. Maintenance and housekeeping expenses increased approximately $26,000 and $33,000, respectively, due to hiring additional employees. Interest expense decreased approximately $26,000 in relation to repayment of debt and the reduced interest rate on the refinanced debt. Amortization expense increased approximately $65,000 due to expensing unamortized loan costs related to the previous loans.


Nonoperating revenue

Net nonoperating revenues for the nine months ended December 31, 2001 and 2000 decreased due to a reduction in interest income. The Center has used its cash investments for capital improvements.

Liquidity

The Center generated $391,000 in cash flows from operating activities for the nine months ended December 31, 2001. The cash flows were used primarily for capital expenditures of $103,000 and to repay long-term debt of $248,000 and to fund loan refinancing costs of $113,000.


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

B. There were no reports on Form 8-K filed for the quarter ended December 31, 2001.



Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:
By:Susan Davis
Administrator
(Principal executive officer)

Date:
By: Lynn Shook
Accountant
(Principal Financial and Accounting  Officer)








 Exhibit 27.1

CARC, INC.






EDGAR - FINANCIAL DATA SCHEDULE






Article 5 of Regulation S-X






Commercial and Industrial Companies






Item



 Financial Data as of


Number

Item Description

December 31, 2001









5-02(1)

Cash and cash items

$
              527,107








5-02(2)

Marketable securities


                      -








5-02(3)(a)(1)

Notes and accounts receivable - trade


              172,202








5-02(4)

Allowances for doubtful accounts


                 5,000








5-02(6)

Inventory


               16,820








5-02(9)

Total current assets


              758,898








5-02(13)

Property, plant and equipment


         10,688,551








5-02(14)

Accumulated depreciation


           5,258,818








5-02(18)

Total assets


6,522,133








5-02(21)

Total current liabilities


              481,653








5-02(22)

Bonds, mortgages and similar debt


           3,243,908








5-02(28)

Preferred stock - mandatory redemption


                      -








5-02(29)

Preferred stock - no mandatory redemption


                      -








5-02(30)

Common stock


              536,000








5-02(31)

Other stockholders' equity


           2,096,921








5-02(32)

Total liabilities and stockholders' equity


           6,522,133








5-03(b)(1)(a)

Net sales of tangible products


                      -








5-03(b)(1)

Total revenues


           2,843,813








5-03(b)2(a)

Cost of tangible goods sold


                      -








5-03(b)2

Total costs and expenses applicable to sales and revenues


           2,803,179






 Exhibit 27.1 (continued)

CARC, INC.






EDGAR - FINANCIAL DATA SCHEDULE






Article 5 of Regulation S-X






Commercial and Industrial Companies






Item



 Financial Data as of


Number

Item Description

December 31, 2001









5-03(b)3

Other costs and expenses

$
                      -








5-03(b)5

Provision for doubtful accounts and notes


                      -








5-03(b)(8)

Interest and amortization of debt discount


              213,711








5-03(b)(10)

Income before taxes and other items


               57,259








5-03(b)(11)

Income tax expense


               12,700








5-03(b)(14)

Income / loss continuing operations


               44,559








5-03(b)(15)

Discontinued operations


                      -








5-03(b)(17)

Extraordinary items


                      -








5-03(b)(18)

Cumulative effect - changes in accounting principles


                      -








5-03(b)(19)

Net income or loss


               44,559








5-03(b)(20)

Earnings per share - basic


                   0.08








5-03(b)(20)

Earnings per share - diluted


                   0.08











5
The accompanying notes are an integral part of these financial statements.

6