Form 10KSB
period 2002-03-31
CARC INC
filed 2002-06-27
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-KSB

	Annual Report Under Section 13 or 15(d)
	of the Securities Exchange Act of 1934

	For the fiscal year ended March 31, 2002

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

The issuer's revenues for its most recent fiscal year: 	$3,812,021

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 11, 2002:

Common stock, $1 par value	536,000

Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 2002 annual meeting are incorporated by reference in Part III.


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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                                         2002		2001
1.	Health care center -           32.5%		32.10%
2.	Apartment rentals -	         30.1%		33.8%
3.	Dietary revenue	         26.9%		20.4%

The apartment buildings at Clemson Downs provide a choice of seven floor plans. The apartments rent for between $940 and $1,622 per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included in the rental fee. In addition, residents may select additional services including housekeeping and meal delivery. The additional services are billed monthly.
Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Elevators also serve some buildings. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal.
There is an emergency response call system to the health care center in each apartment and smoke and heat detectors are located throughout the property.




Item 1.	Business. (continued)

The Assisted Living apartments at Clemson Downs offer 4 levels of care. The rent ranges from $2,095 to $2,935 per month depending on the assessed level of care. Three meals are included with the rental fee. The Assisted Living apartments have a separate living room and bedroom areas. Each apartment has it's own individual bathroom. The kitchen area has a refrigerator and dishwasher. Housekeeping and laundry are included with the rental fee. All apartments have ground levels entrances and private patios. Each apartment has individual heating, air conditioning, and water heater systems. The apartments are carpeted except for the kitchen and bathroom areas. There is an emergency response call system to the nurses' station in Assisted Living. Heat and smoke detectors are in all apartments and common areas. The Assisted Living apartments are staffed 24 hours a day year round.

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

Health care facility operations are subject to federal, state and local government regulations. Health care facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, the buildings, furniture and equipment; the qualifications of the administrative personnel and staff; the quality of care; and the compliance with the laws and regulations relating to operation of the facilities. Management believes that the health care center at Clemson Downs is presently in compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those standards are subject to change, there can be no assurance that the health care center will be able to maintain its licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the registrant to comply with them.

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

The registrant employs 79 persons, of which 60 are full-time, in its business and believes its relations with its employees are good.

Item 2.	Properties.

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 95 independent living apartments, 20 assisted living apartments, 52 nursing home beds and a community center which includes a dining room, library, recreation areas and administrative offices. The buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance. There is a mortgage with a balance of $3,438,996 at March 31, 2002 that is collateralized by land and buildings.

Item 3.	Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.	Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

	PART II


Item 5.	Market for the Registrant's Common Equity and Related Stockholder
Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 2002, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. 	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

The discussion and analysis that follows discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 2002 and 2001, assets were $6.5 million and $6.6 million, respectively. The balance sheet of the Center has not materially changed from March 31, 2001 to March 31, 2002. In October 2001, the Center refinanced its long-term debt into one loan. Interest is payable on the new loan at 6.97%, and the additional financing received will be used to purchase a new heating and air conditioning system, at a cost of approximately $120,000.

Results of Operations

Net income for the years ended March 31, 2002 and 2001 was $35,000 and
$12,000, respectively.   The increase of $23,000 was primarily the result of
the facility's increase in occupancy.

Operating Revenues

Operating revenues for the years ended March 31, 2002 and 2001 totaled
$3.8 million and $3.4 million, respectively. The increase in revenues is primarily due to an increase in the occupancy levels of the assisted living and healthcare facilities. The assisted living and healthcare facilities were fully occupied at times during the year.

Operating Expenses

Operating expenses for the years ended March 31, 2002 and 2001 were $3.7 and $3.4 million each year respectively. The net increase of approximately $316,000 in expenses was primarily demonstrated in the following areas of operations. Assisted living expenses increased approximately $35,000 through increased payroll costs associated with staffing for full occupancy. Dietary expenses increased approximately $73,000 due to additional meals served as a result of the higher occupancy levels in healthcare and assisted living.
Maintenance and repairs and housekeeping expenses increased approximately $34,000 and $38,000, respectively, due to hiring additional employees.
Administrative and general increased approximately $41,000 due to an increase in retirement plan matching expense for increased plan participation and increased marketing and postage costs for intensified public relations efforts. Amortization expense increased approximately $92,000 due to expensing unamortized loan costs relating to loans that were paid off. Interest expense decreased approximately $28,000 due to the repayment of previous loans that carried higher interest rates and the lower interest rate on the refinanced debt.

Nonoperating revenue

Net nonoperating revenue for the year ended March 31, 2002 decreased approximately $17,000 due to a reduction in interest income. The Center has used its cash investments for capital improvements.

Liquidity

The Center generated $515,000 in cash flows from operating activities for the year ended March 31, 2002. The cash flows were used primarily to fund $199,000 of capital expenditures and net repayment of long-term debt of $154,000 and refinancing costs of $113,000.

Future Commitments for Capital Expenditures

Management has no anticipated commitments for future capital expenditures as of March 31, 2002.

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
Form 8-K.

Exhibits
a.  Annual report to stockholders
b.  Reports on Form 8-K - None.



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CARC, Inc.

Date:  June 20, 2002            	by: /s/ Susan Davis
					Susan Davis
					Administrator
					(Principal Executive Officer)


Date:  June 20, 2002                     	by: /s/ 	Evelyn Kimbrough

				Evelyn Kimbrough
				Accountant
			(Principal Financial \ Accounting Officer)









	Independent Auditors' Report



The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the "Center") as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
May 2, 2002




CARC,INC.
Balance Sheets
March 31, 2002 and 2001

Assets











2002

2001










Current assets:








Cash and cash equivalents


525,923

475,682


Accounts receivable, net of allowance








for doubtful accounts of $5,000 in







2001 and 2000

160,063

125,837


Other receivables


112

1,078


Prepaid insurance


31,406

11,498


Inventory


16,820

16,820


Deferred income tax asset


40,000

22,000












Total current assets
774,324

652,915

































Property, building, and equipment, net



5,434,018

5,595,561

Deposits in escrow



142,630

143,946

Deferred income tax asset



30,000

76,000

Other assets



107,242

95,852




























Total assets
6,488,214

6,564,274




















CARC,INC.
Balance Sheets(continued)
March 31, 2002 and 2001

Liabilities and Stockholders' Equity























2002

2001









Current liabilities:








Current installments of long-term debt


276,865

352,499


Accounts payable


62,084

20,004


Accrued liabilities


157,558

162,913


Unearned revenue


12,774

5,412












Total current liabilities
509,281

540,828









Refundable entrance fees



142,630

143,946

Long-term debt, excluding current installments



3,197,131

3,275,138

Deferred income tax liability



16,000

16,000












Total liabilities
3,865,042

3,975,912









Stockholders' equity:








Common stock $1 par value. Authorized








600,000 shares; issued and outstanding







536,000 shares

536,000

536,000


Additional paid-in capital


2,111,886

2,111,886


Accumulated deficit


(24,714)

(59,524)












Total stockholders' equity
2,623,172

2,588,362












Total liabilities and stockholders' equity
6,488,214

6,564,274







































2002

2001
Operating revenues:











Apartments






  1,147,451

  1,156,828

Assisted Living






     376,833

     330,158

Health Care Center






  1,238,820

  1,093,818

Dietary






  1,028,400

     828,650

Miscellaneous






         1,415

         9,196


Total operating revenues





  3,792,919

  3,418,650











Operating expenses:











Apartments






     136,936

     120,660

Assisted Living






     310,296

     275,273

Health Care Center






     794,429

     773,316

Dietary






     787,079

     714,264

Maintenance and repair






     167,139

     133,346

Housekeeping






     210,750

     172,605

Administrative and general






     354,961

     314,423

Depreciation and amortization






     461,544

     369,453

Utilities






     168,955

     177,598

Interest






     272,764

     300,315

Property taxes






       84,358

       81,630


Total operating expenses





  3,749,211

  3,432,883













Income (loss) from operations





       43,708

     (14,233)











Nonoperating revenue:











Interest and investment income






       19,102

       35,899











Income before income taxes







       62,810

       21,666











Income tax expense







       28,000

       10,000











Net income







       34,810

       11,666











Weighted average number of shares







     536,000

     536,000











Basic earnings per share







0.06

0.02















































Additional





Total




Common


Paid-In


Accumulated


Stockholders'




Stock


Capital


Deficit


Equity
















Balances at March 31, 2000

$
    536,000

$
  2,111,886

$
     (71,190)

$
  2,576,696















Net income


         -


         -


      11,666


      11,666















Balances at March 31, 2001


    536,000


  2,111,886


     (59,524)


  2,588,362















Net income


         -


         -


      34,810


      34,810















Balances at March 31, 2002

$
    536,000

$
  2,111,886

$
     (24,714)

$
  2,623,172




























Cash flows from operating activities:












Net income




$
       34,810

$
       11,666


Adjustments to reconcile net income to net cash












Provided by operating activities:












Depreciation and amortization



     461,544


     369,453




Deferred income tax expense



       28,000


       10,000




Decrease (increase) in:












Deposits in escrow


         1,316


     (22,131)





Accounts receivable, net


     (34,226)


         2,770





Other receivables


            966


            410





Prepaid insurance


     (19,908)


       (5,229)





Inventory


           -


       (7,064)




Increase (decrease) in:












Accounts payable


       42,080


     (32,670)





Accrued liabilities


       (5,355)


       30,296





Unearned revenue


         7,362


       (7,885)





Refundable entrance fees


       (1,316)


       22,131






Net cash provided by operating activities

     515,273


     371,747













Cash flows from investing activities:












Capital expenditures





   (198,503)


     (55,909)






Net cash used in investing activities

   (198,503)


     (55,909)













Cash flows from financing activities:












Principal payments of long-term debt





   (322,641)


   (315,764)


Proceeds from long-term debt





     169,000


           -


Refinancing costs





   (112,888)


           -






Net cash used in financing activities

   (266,529)


   (315,764)


















Net increase in cash and cash equivalents

       50,241


              74













Cash and cash equivalents, at beginning of year






     475,682


     475,608













Cash and cash equivalents, at end of year





$
     525,923

$
     475,682

















	CARC, INC.
	Notes to Financial Statements
March 31, 2002 and 2001



1.	Summary of Significant Accounting Policies

CARC, Inc. (the "Center") is a corporation existing for the purpose of operating a retirement community in the Clemson, South Carolina area with an accredited health care facility, residential apartments and other acilities. The following are the significant accounting policies used in preparation of the accompanying financial statements.

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

Income Taxes - Deferred income assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. Avaluation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Statements of Cash Flows - For purposes of the statements of cash flows, The Center considers depository cash accounts to be cash or cash equivalents. Depository accounts that are held in escrow for fees and deposits are notconsidered to be cash or cash equivalents.

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $272,764 in 2002 and $300,315 in 2001. The Center paid no income taxes in 2002 or 2001.

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

Estimates - The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




2. 	Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:


2002
2001



		Land and land improvements
	$	550,220
	$	550,220
		Buildings
		9,407,890
		9,366,515
		Equipment
		726,523
		615,878
		Vehicles
	  	99,563
	  	53,079

		10,784,196
		10,585,692
		Less accumulated depreciation
	  	5,350,178
	  	4,990,131



		Property, buildings and equipment, net
	$	5,434,018
	$	5,595,561

 3.   Long-Term Debt

In October 2001, the Center refinanced both of its prior mortgage notes into one secured by its land and buildings. Monthly payments of $41,422, including interest at 6.97%, are payable through October 2011. The outstanding balance on the note at March 31, 2002 was $3,438,996.

Long-term debt at March 31, 2001 consisted of two notes with outstanding balances of $1,262,836 and $2,364,801.

The mortgage note has certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases and must maintain a balance of $250,000 in a project maintenance account. This balance is reported in cash and cash equivalents on the balance sheet.

If the balance falls below this minimum, the Center must deposit $3,000 per month into this account until the minimum balance is attained. As of March 31, 2002, the Center was in compliance with such covenants or received a waiver for events of noncompliance.

In May 2001, the Center signed a promissory note (without collateral or interest) payable to a resident. Funds obtained from the note were used to purchase a vehicle. Terms of the note include 44 monthly payments of $1,000, beginning in July 2001 and the balance outstanding at March 31, 2002 was $35,000.


The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 2002 and thereafter are as follows:

			2003

	$	276,865
			2004

		295,927
			2005

		315,361
			2006

		326,266
			2007

		349,748
			Thereafter

	  	1,909,829





	$	3,473,996

4.		Income Taxes

As of March 31, 2002, the Center has net operating loss carryforwards of approximately $153,000 available to offset future taxable income which expire in 2007.

The components of the net deferred income tax assets are as follows:


2002
2001
			Deferred income tax asset:


				Net operating loss carryovers
	$	54,200
	$	84,200
			Accrued expense not currently deductible


				for tax purposes
		10,000
		10,000
		Bad debts expense not currently deductible


					for tax purposes
		1,800
		1,800
		Accrued revenue not currently recognized


					for book purposes
	  	4,000
	  	2,000

		70,000
		98,000



			Deferred income tax liability:


			Tax depreciation greater than book


					Depreciation
	    	(16,000)
	    	(16,000)



				Net deferred income tax asset
	$	 54,000
	$	 82,000


A portion of the deferred income tax asset resulting from net operating loss carryforwards of $30,000 and $76,000 has been presented as noncurrent in the accompanying balance sheets as of March 31, 2002 and 2001, respectively.


The effective tax rate on income before income taxes was different than amounts computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:

2002
2001



		Income taxes at statutory rate
	$	21,000
	$	7,000



		Increase (decrease) resulting from:


		State taxes, net of federal tax benefit
		2,000
		700
		Deferred tax rate adjustment
	  	5,000
	  	2,300



		Actual income tax  expense
	$	28,000
	$	10,000


5.	Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who are at least eighteen years of age and have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $21,057 and $15,789 for the years ended March 31, 2002 and 2001, respectively.

6.	Financial Instruments

Accounting principles generally accepted in the United States of America require disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Instruments such as accounts receivable, accounts payable, accrued expenses, notes payable that are currently due, and cash short-term nature and carrying value approximates fair value. The Center estimates the fair value of these items to be the same as their carrying value.

The estimated fair value of long-term notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The total carrying value of debt at March 31, 2002 was approximately $3,474,000, which approximates market value. The total carrying value of debt at March 31, 2001, was approximately $3,628,000.
The Center estimates fair value of these instruments at March 31, 2001 was approximately $3,615,000.



7.		Operating Lease

The Center has a noncancelable operating lease for a copier which expires in January 2007. Rental expenses for this lease consisted of $156 for the year ended March 31, 2002.

Future minimum lease payments under this operating lease as of March 31, 2002 are:

	2003

	$	1,215
	2004

		1,215
	2005

		1,215
	2006

		1,215
	2007

	  	1,114





	$	5,974






2


10






16


CARC, INC.		Notes to Financial Statements (continued)


22