Form 10QSB
period 2002-06-30
CARC INC
filed 2002-08-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIE
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	JUNE 30, 2002

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 2002 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]



	CARC, INC.

Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

				Unaudited Balance Sheet at June 30, 2002		1

				Unaudited Statements of Operations
					for the Three Months Ended
					June 30, 2002 and 2001			2

				Unaudited Statement of Stockholders'
					Equity for the Three Months
					Ended June 30, 2002			3

				Unaudited Statements of Cash Flows for
					the Three Months Ended
					June 30, 2002 and 2001			4

				Notes to Unaudited Financial Statements		5

Item 2.			Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations					6

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings					7
Item 2.			Changes in Securities					7
Item 3.			Defaults Upon Senior Securities				7
Item 4.			Submission of Matters to a Vote of Security Holders		7
Item 5.			Other Information					8
Item 6.			Exhibits and Reports on Form 8-K				8
Signatures		 							9



						CARC,INC.
						Balance Sheet
						June 30, 2002
						(unaudited)

Assets













Current assets:







Cash and cash equivalents


$
541,931


Accounts receivable, net of allowance for







contractual adjustments of $5,000


145,818


Inventory



16,820


Prepaid expenses



9,992


Deferred income tax asset



12,300











Total current assets

726,861








Property, building, and equipment, net




5,399,577

Entrance fees in escrow




143,648

Deferred income tax asset




18,400

Other assets




104,173












$
6,392,659

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
281,507


Accounts payable



3,763


Accrued liabilities



126,872


Unearned revenue



3,219




Total current liabilities

415,361








Deferred tax liability




16,000

Refundable entrance fees




143,648

Long-term debt, excluding current installments




3,126,104




Total liabilities

3,701,113








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



43,660




Total stockholders' equity

2,691,546












$
6,392,659








Assets













Current assets:







Cash and cash equivalents


$
541,931


Accounts receivable, net of allowance for







contractual adjustments of $5,000


145,818


Inventory



16,820


Prepaid expenses



9,992


Deferred income tax asset



12,300











Total current assets

726,861








Property, building, and equipment, net




5,399,577

Entrance fees in escrow




143,648

Deferred income tax asset




18,400

Other assets




104,173












$
6,392,659

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
281,507


Accounts payable



3,763


Accrued liabilities



126,872


Unearned revenue



3,219




Total current liabilities

415,361








Deferred tax liability




16,000

Refundable entrance fees




143,648

Long-term debt, excluding current installments




3,126,104




Total liabilities

3,701,113








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



43,660




Total stockholders' equity

2,691,546












$
6,392,659









	- 					1 -



						CARC, INC.
						Statements of Operations
						(unaudited)











Three Months Ended,














June 30,














2002


2001

Operating revenues:















Apartments







$
     385,234

$
     415,855


Health Care Center








     432,578


     331,821


Assisted living








     138,260


     157,855


Miscellaneous








         8,445


                -



Total operating revenues







     964,517


     905,531
















Operating expenses:















Apartments








     117,256


     100,307


Health Care Center








     273,916


     255,242


Assisted living








       95,328


     107,816


Maintenance and repair








       30,136


       39,475


Housekeeping








       42,888


       45,986


Administrative and general








       83,011


       90,849


Depreciation and amortization








       95,045


       92,853


Utilities








       41,080


       39,545


Interest








       60,882


       75,088


Property taxes








       21,089


       21,089



Total operating expenses







     860,631


     868,250


















Income from operations







     103,886


       37,281
















Nonoperating revenue:















Interest and investment income








         3,788


         4,559
















Income before income taxes









     107,674


       41,840
















Income tax expense









       39,300


         8,100

















Net income







$
       68,374

$
       33,740
















Basic earnings per share








$
           0.13

$
           0.06
















Weighted average number of shares















outstanding during the period








     536,000


     536,000
















































Calculation of income/loss














Dietary Revenue







     262,885


     326,339



Dietary Expense







     195,014


     183,329











       67,871


     143,010


















Apartments

39%


Revenue:


102525


127272



Health Care

43%





     113,040


140326



Assisted Living

18%





       47,320


58741





100%





262885


326339


















Apartments




Expenses:


76,055


71,498



Health Care







83,856


78,831



Assisted Living







35,103


33,000











195,014


183,329


							- 2 -



						CARC, INC.
					Statements of Stockholders' Equity
					For the Three Months Ended June 30, 2002
						(unaudited)









Retained










Additional


Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


Deficit)


Equity
















Balances at March 31, 2002

$
    536,000

$
  2,111,886

$
     (24,714)

$
  2,623,172















Net income


              -


              -


      68,374


      68,374















Balances at June 30, 2002

$
    536,000

$
  2,111,886

$
      43,660

$
  2,691,546




































































































								- 3 -


							CARC, INC.
						Statements of Cash Flows
							(unaudited)






















Three Months Ended,











June 30,











2002


2001













Cash flows from operating activities:












Net income




$
       68,374

$
       33,740


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



       95,045


       92,853




Deferred income tax expense



       39,300


         8,100




Decrease (increase) in:












Cash - funds held for others


         1,018


          (616)





Accounts receivable, net


       14,245


     (32,189)





Other receivables


            112


         1,078





Prepaid expense


       21,414


       (1,233)




Increase (decrease) in:












Accounts payable


     (58,321)


       (4,328)





Accrued liabilities


     (30,686)


       13,223





Unearned revenue


       (9,555)


       38,300





Deposits held for others


       (1,018)


            616






Net cash provided by operating activities

     139,928


     149,544













Cash flows from investing activities:












Capital expenditures





     (57,535)


     (46,484)













Cash flows from financing activities:












Principal payments of long-term debt





     (66,385)


     (82,706)


















Net increase (decrease) in cash and cash equivalents

       16,008


       20,354













Cash and cash equivalents, at beginning of period






525,923


     475,682













Cash and cash equivalents, at end of period





$
     541,931

$
     496,036

	CARC, INC.
	Notes to Interim Financial Statements
	June 30, 2002



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2002 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

Beginning April 1, 2002, the Center eliminated the dietary cost center. The Center now allocates dietary revenues and expenses between apartments, health care and assisted living. The interim statement of operations for the three months ending June 30, 2001 has been reclassified for comparability with the 2002 amounts.

(2)	Interim Periods

		In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature)
 necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Item 2.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2002 to June 30, 2002.

Results of Operations - For the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Operating Revenues

Operating revenues for the three months ended June 30, 2002 and 2001 were $965,000 and $906,000, respectively. The overall increase in operating revenues of approximately $59,000 is primarily due to an increase in the occupancy levels of the health care center.

Operating Expenses

Operating expenses for the three months ended June 30, 2002 and 2001 were $861,000 and $868,000, respectively. While total expenses decreased slightly, fluctuations were noted in the following areas of operation. Apartment and Health Care Center expenses increased $17,000 and $19,000, respectively, through increased payroll costs associated with staffing needs for higher occupancy and dietary costs now included here. In addition, the Center paid $11,000 in nursing home franchise fees to the state for the quarter. This fee, charged on a per-bed basis, has been rescinded by the state legislature as of July 1, 2002. Assisted living expenses decreased due to reallocation of Home Health nursing salaries from assisted living to apartments. Interest expense decreased approximately $15,000 due to the refinancing of previous loans that carried higher interest rates and the lower interest rate on the refinanced debt.

Nonoperating revenue

Net nonoperating revenues, which consist primarily of interest and investment income, for the three months ended June 30, 2002 and 2001 remained relatively stable.



Liquidity

The Center generated $140,000 in cash flows from operating activities for the three months ended June 30, 2002. The cash flows were used primarily for capital expenditures of $58,000 and to repay principal on long-term debt of $66,000.

PART II -	OTHER INFORMATION

Item 1.		Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Center is a party or to which any of its property is the subject.

Item 2.		Changes in Securities

There have been no changes in securities during the reporting period.

Item 3.		Defaults Upon Senior Securities

None.

Item 4.		Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Center ("Meeting") was held on June 11, 2002. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as trustees by a vote of 277 in favor and 2 abstaining, each for a one-year term:

		Eugene H. Bishop
	Nell Watson Carpenter
	Frank P. Clipp
	Ernest L. Corley
	Robert C. Jackson
	Mitchell Kosciusko
	Susan Watson McClure
	Ronald W. Moran
	Florence S. Stewart

 	2.	Ratification of the appointment of Crisp Hughes Evans LLP as the Center's
 		independent audit firm was approved by a vote of 274 for and 2 opposed.

Item 5.	Other Information

	None.


Item 6.	Exhibits and Reports on Form 8-K

	Exhibit 99-1 Certification of Chief Executive Officer and Chief
	Financial Officer


	There were no reports on Form 8-K filed for the quarter ended June
	30, 2002.

Signatures







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






CARC, Inc.

Clemson, South Carolina





Date:  				by:
Susan Davis

Administrator

(Principal executive officer)

Date:  				by:
				Evelyn Kimbrough
				Accountant
				(Principal Financial and
Accounting  Officer)

17