Form 10QSB
period 2002-09-30
CARC INC
filed 2002-11-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIE
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	SEPTEMBER 30, 2002

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 2002 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]





	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at September 30, 2002	1

			Unaudited Statements of Operations for the
				Three Months and Six Months Ended
				September 30, 2002 and 2001	2

			Unaudited Statement of Stockholders'
				Equity for the Six Months
				Ended September 30, 2002	3

			Unaudited Statements of Cash Flows for
				the Six Months Ended
				September 30, 2002 and 2001	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	6 - 7

Item 3.		Controls and Procedures. 	7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8

Signatures and Certifications	9-12


	CARC,  INC.
	Balance Sheet
	September 30, 2002
	(unaudited)

Assets













Current assets:







Cash and cash equivalents


$
544,885


Accounts receivable, net of allowance for







contractual adjustments of $5,000


166,798


Inventory



16,820


Prepaid expenses



26,486


Deferred income tax asset



12,300











Total current assets

767,289








Property, building, and equipment, net




5,335,043

Entrance fees in escrow




145,029

Deferred income tax asset




18,400

Other assets




101,351












$
6,367,112

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
281,507


Accounts payable



18,297


Accrued liabilities



156,800




Total current liabilities

456,604








Deferred tax liability




16,000

Refundable entrance fees




145,029

Long-term debt, excluding current installments




3,058,574




Total liabilities

3,676,207








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



43,019




Total stockholders' equity

2,690,905












$
6,367,112








See accompanying notes.	1
	CARC, INC.
	Statements of Operations
	For the Three and Six Months Ended September 30, 2002 and 2001




Three Months Ended,





Six Months Ended,







June balances used to calculate change for the







September 30





September 30







quarter, including the allocated dietary rev/exp.







2002


2001


2002


2001




Jun-02


Jun-01
Operating revenues:






















Apartments

$
    388,740

$
     353,688

$
    773,974

$
     769,542



$
385234

$
415855

Health Care Center


    445,504


     475,922


    878,082


     807,743




432578


331821

Assisted living


    137,343


     126,614


    275,603


     284,469




138260


157855

Miscellaneous


           511


            909


        8,956


            675




8445


0


Total operating revenues

    972,098


     957,133


 1,936,615


  1,862,429




964517


905531






















Operating expenses:






















Apartments


    131,077


     113,949


    248,333


     214,256




117256


100307

Health Care Center


    335,042


     290,345


    608,958


     545,587




273916


255242

Assisted living


    111,120


     119,858


    206,448


     227,674




95328


107816

Maintenance and repair


      37,723


       41,361


      67,859


       80,836




30136


39475

Housekeeping


      55,987


       54,875


      98,875


     100,861




42888


45986

Administrative and general


      81,082


       85,452


    164,093


     176,068




83011


90849

Depreciation and amortization


      92,849


       93,005


    187,894


     185,858




95045


92853

Utilities


      48,403


       46,214


      89,483


       85,759




41080


39545

Interest


      59,736


       73,278


    120,618


     148,366




60882


75088

Property taxes


      21,091


       21,093


      42,180


       42,180




21089


21089


Total operating expenses

    974,110


     939,430


 1,834,741


  1,807,445




860631


868250
























Income (loss) from operations

       (2,012)


       17,703


    101,874


       54,984




103886


37281






















Nonoperating revenue:






















Interest and investment income


        1,371


         3,970


        5,159


         8,529




3788


4559






















Income (loss) before income taxes



          (641)


       21,673


    107,033


       63,513



$
107674


41840






















Income tax expense



-


7,900


39,300


21,500



$
39300


8100























Net income (loss)

$
          (641)

$
       13,773

$
      67,733

$
       42,013




68374

$
33740






















Basic earnings per share


$
0.00

$
           0.03

$
          0.13

$
           0.08




0.12756

$
0.06295






















Weighted average number of shares

















536000


536000

outstanding during the period


    536,000


     536,000


    536,000


     536,000








See accompanying notes.			2
						CARC, INC.
						Statements of Stockholders' Equity
						For the Six Months Ended September 30, 2002
						(Unaudited)























Retained










Additional


Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


Deficit)


Equity
















Balances at March 31, 2002

$
    536,000

$
  2,111,886

$
     (24,714)

$
  2,623,172















Net income


              -


              -


      67,733


      67,733















Balances at September 30, 2002

$
    536,000

$
  2,111,886

$
      43,019

$
  2,690,905


















































































































See accompanying notes.	3





	CARC, INC.
	Statements of Cash Flows
	(Unaudited)










Six Months Ended,











September 30,













2002




2001














Cash flows from operating activities:












Net income




$
       67,733

$
       42,013


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     187,894


     185,858




Deferred income tax expense



       39,300


       21,500




Decrease (increase) in:












Cash - funds held for others


         2,399


         5,277





Accounts receivable, net


       (6,735)


     (38,618)





Other receivables


            112


         1,078





Prepaid expense


         4,920


       (1,438)




Increase (decrease) in:












Accounts payable


     (43,787)


       15,801





Accrued liabilities


          (758)


       29,448





Unearned revenue


     (12,774)


       67,325





Deposits held for others


       (2,399)


       (5,277)






Net cash provided by operating activities

     235,905


     322,967













Cash flows from investing activities:












Capital expenditures





     (83,028)


     (71,460)













Cash flows from financing activities:












Principal payments of long-term debt





   (133,915)


   (167,220)


















Net increase in cash and cash equivalents

       18,962


       84,287













Cash and cash equivalents, at beginning of period






525,923


     475,682













Cash and cash equivalents, at end of period





$
     544,885

$
     559,969













See accompanying notes.	4




	CARC, INC.
	Notes to Interim Financial Statements
	September 30, 2002



(1)	Basis of Presentation

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

Beginning April 1, 2002, the Center eliminated the dietary cost center. The Center now allocates dietary revenues and expenses between apartments, health care and assisted living. The interim statements of operations for the three and six months ending September 30, 2001 has been reclassified for comparability with the 2002 amounts.

(2)	Interim Periods

		In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

Item 2.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

There has not been a significant change in the Center's financial condition since March 31, 2002.

Results of Operations - For the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

Operating Revenues

Operating revenues for the six months ended September 30, 2002 and 2001 were approximately $1,939,000 and $1,862,000, respectively. The overall increase in operating revenues of approximately $77,000 was primarily due to an increase in the occupancy levels of the healthcare facility and associated dietary revenue.

Operating Expenses

Operating expenses for the six months ended September 30, 2001 and 2001 wer e approximately $1,835,000 and $1,807,000, respectively. The net increase of approximately $28,000 in expenses was primarily demonstrated in the following areas of operation. Apartment and Health Care Center expenses increased $34,000 and $63,000, respectively, through increased payroll costs associated with staffing needs for higher occupancy and dietary costs.

Assisted living expenses decreased due to reallocation of Home Health nursing salaries from assisted living to apartments. Interest expense decreased approximately $28,000 due to the refinancing of previous loans that carried higher interest rates and the lower interest rate on the refinanced debt.

Nonoperating revenue

Net nonoperating revenues for the six months ended September 30, 2002 and 2001 remained relatively stable.

Liquidity

The Center generated $236,000 in cash flows from operating activities for the six months ended September 30, 2002. The cash flows were used primarily for capital expenditures of $83,000 and to repay long-term debt of $134,000.

Item 3.	Controls and Procedures

A. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Center's management, including the Center's Administrator and Principal Executive Officer along with Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Center's Principal Administrator and Principal Executive Officer, along with the Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Center required in our periodic SEC filings.

B. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

A.  There were no reports on Form 8-K filed for the quarter ended
 September 30, 2002.

Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:   November 3, 2002     	By: /s/ Susan Davis
Susan Davis
Administrator
(Principal Executive Officer)

Date:   November 3, 2002      	By: /s/ Evelyn Kimbrough
Evelyn Kimbrough
Accountant
(Principal Financial & Accounting Officer)




Sarbanes-Oxley Section 302(a) Certification

I, Susan Davis, certify that;

1. 	I have reviewed this quarterly report on Form 10-QSB of CARC, Inc.

2. 	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. 	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. 	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
and
6. 	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesse.
Date: November 3, 2002	/s/Susan Dsvis
		Susan Davis									Administrator and Principal Executive Officer

10




Sarbanes-Oxley Section 302(a) Certification

I, Evelyn Kimbrough, certify that;

7. 	I have reviewed  this quarterly report on Form 10-QSB of CARC, Inc.

8. 	Based on my kowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
9. 	Based on my  knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report
10. 	The registrant's  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. 	The registrant's  other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. 	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, I ncluding any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 3, 2002	/s/Evelyn Kimbrough
		Evelyn Kimbrough
		Principal Financial Officer

			11

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:		/s/Susan Davis
				Name:		Susan Davis
				Title:		Administrator and
						Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September
30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:		s/s Evelyn Kimbrough
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer

					12