Form 10QSB
period 2002-12-31
CARC INC
filed 2003-02-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	DECEMBER 31, 2002

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM                 TO
..

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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 2002 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]





	CARC, INC.

Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 2002	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 2002 and 2001	2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 2002	3

			Unaudited Statements of Cash Flows
				for the Nine Months Ended
				December 31, 2002 and 2001	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of Operations	6 - 7



Item 3.		Controls and Procedures.	7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8
Signatures and Certifications	9



CARC, INC.
Balance Sheet
December 31, 2002
(unaudited)


Assets













Current assets:







Cash and cash equivalents


$
516,603


Accounts receivable, net of allowance for







contractual adjustments of $5,000


163,021


Inventory



16,820


Prepaid expenses



25,779


Deferred income tax asset



12,300











Total current assets

734,523








Property, building, and equipment, net




5,245,632

Entrance fees in escrow




147,381

Deferred income tax asset




14,900

Other assets




98,715












$
6,241,151

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
291,035


Accounts payable



16,721


Accrued liabilities



72,689




Total current liabilities

380,445








Deferred tax liability




16,000

Refundable entrance fees




147,381

Long-term debt, excluding current installments




2,979,727




Total liabilities

3,523,553








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



69,712




Total stockholders' equity

2,717,598












$
6,241,151








The accompanying notes are an inegral part of these financial statements.
1



CARC, INC.
Statements of Operations
For the Three and Nine Months Ending December 31, 2002 and 2001
(unaudited)




Three Months Ended,





Nine Months Ended,







Sept balances (6 mos ended) used to calculate change for the







December 31





December 31







quarter, including the allocated dietary rev/exp.







2002


2001


2002


2001




Sep-02


Sep-01
Operating revenues:






















Apartments

$
    389,142

$
     395,553

$
 1,163,116

$
  1,165,094



$
773974

$
769542

Health Care Center


    447,751


     442,294


 1,325,833


  1,250,037




878082


807743

Assisted living


    141,000


     142,906


    416,603


     427,375




275603


284469

Miscellaneous


           311


            633


        9,267


         1,307




8956


675


Total operating revenues

    978,204


     981,386


 2,914,819


  2,843,813




1936615


1862429
Operating expenses:






















Apartments


    128,898


     109,133


    377,231


     323,389




248333


214256

Health Care Center


    307,658


     291,241


    916,616


     836,829




608958


545587

Assisted living


    110,769


     118,650


    317,217


     346,324




206448


227674

Maintenance and repair


      44,614


       37,696


    112,473


     118,532




67859


80836

Housekeeping


      55,482


       56,198


    154,357


     157,059




98875


100861

Administrative and general


      86,832


     101,281


    250,925


     277,349




164093


176068

Depreciation and amortization


      92,046


       93,316


    279,940


     279,174




187894


185858

Loan financing costs


                -


       63,000


                -


       63,000









Utilities


      44,024


       38,784


    133,507


     124,543




89483


85759

Interest


      57,949


       65,345


    178,567


     213,711




120618


148366

Property taxes


      21,089


       21,092


      63,269


       63,269




42180


42180


Total operating expenses

    949,361


     995,736


 2,784,102


  2,803,179




1834741


1807445


Income (loss) from operations

      28,843


     (14,350)


    130,717


       40,634




101874


54984
Nonoperating revenue:






















Interest and investment income


        1,350


         8,096


        6,509


       16,625




5159


8529
Income (loss) before income taxes



      30,193


       (6,254)


    137,226


       57,259



$
107033


63513
Income tax expense (benefit)



3,500


       (8,800)


42,800


12,700



$
39300


21500























Net income

$
      33,693

$
         2,546

$
      94,426

$
       44,559




67733

$
42013






















Basic earnings per share


$
0.06

$
 Nil

$
          0.18

$
           0.08




0.12637

$
0.07838
Weighted average number of shares

















536000


536000

outstanding during the period


    536,000


     536,000


    536,000


     536,000








   The accompanying notes are an inegral part of these financial statements.
2


CARC, INC.
Statements of Stockholders' Equity
For the Nine Months Ended December 31, 2002
(unaudited)























Retained










Additional


Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


Deficit)


Equity
















Balances at March 31, 2002

$
    536,000

$
  2,111,886

$
     (24,714)

$
  2,623,172















Net income


              -


              -


      94,426


      94,426















Balances at December 31, 2002

$
    536,000

$
  2,111,886

$
      69,712

$
  2,717,598


















































































































    The accompanying notes are an inegral part of these financial statements.
3



CARC, INC.
Statements of Cash Flows
(unaudited)









Nine Months Ended,











December 31,










2002


2001














Cash flows from operating activities:












Net income




$
       94,426

$
       44,559


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     279,940


     342,174




Deferred income tax expense



       42,800


       12,700




Decrease (increase) in:












Cash - funds held for others


         4,751


         3,705





Accounts receivable, net


       (2,958)


     (41,365)





Other receivables


            112


         1,078





Prepaid expense


         5,627


       (1,571)




Increase (decrease) in:












Accounts payable


     (45,362)


     (10,495)





Accrued liabilities


     (84,869)


     (11,149)





Unearned revenue


     (12,774)


       54,665





Deposits held for others


       (4,751)


       (3,705)






Net cash provided by operating activities

     276,942


     390,596













Cash flows from investing activities:












Capital expenditures





     (83,028)


   (102,857)













Cash flows from financing activities:












Principal payments of long-term debt





   (203,234)


   (248,426)


Proceeds from long-term debt





                -


     125,000


Refinancing costs





                -


   (112,888)






Net cash used in financing activities

   (203,234)


   (236,314)


















Net increase (decrease) in cash and cash equivalents

       (9,320)


       51,425













Cash and cash equivalents, at beginning of period






525,923


     475,682













Cash and cash equivalents, at end of period





$
     516,603

$
     527,107


























    The accompanying notes are an integral part of these financial statements.
4






	CARC, INC.
	Notes to Interim Financial Statements
	December 31, 2002



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

Beginning April 1, 2002, the Center eliminated the dietary cost center. The Center now allocates dietary revenues and expenses between apartments, health care and assisted living. The interim statements of operations for the three and nine months ending December 31, 2001 has been reclassified for comparability with the 2002 amounts.

(2)	Interim Periods

		In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year.






Item 2.		Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

There has not been a significant change in the Center's financial condition since March 31, 2002, other than scheduled debt repayments.

Results of Operations - For the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001.

Operating Revenues

Operating revenues for the nine months ended December 31, 2002 and 2001 were approximately $2,915,000 and $2,844,000, respectively. The overall increase in operating revenues of approximately $71,000 was primarily due to an increase in the occupancy levels of the healthcare facilities and dietary revenue now included here.

Operating Expenses

Operating expenses for the nine months ended December 31, 2002 and 2001 were approximately $2,785,000 and $2,803,000, respectively. The net decrease of approximately $18,000 in expenses was primarily demonstrated in the following areas of operation. Apartment and Health Care Center expenses increased $54,000 and $80,000 respectively, through increased payroll costs associated with staffing needs for higher occupancy and dietary costs now included here. Assisted living expenses decreased approximately $29,000 due to reallocation of Home Health nursing salaries from assisted living to apartments. Interest expense decreased approximately $35,000 due to the refinancing of loans at lower interest rates.

The Center recognized $63,000 in costs related to debt refinancing in 2001 that were not duplicated in 2002. Administrative and general expenses no longer include the activity director's salary, which is now included in Apartment expenses.




Nonoperating revenue

Net nonoperating revenues for the nine months ended December 31, 2002 compared to 2001 decreased due to a reduction in interest income from decreased market rates and a reduction in funds available to invest.

Liquidity

The Center generated $277,000 in cash flows from operating activities for the nine months ended December 31, 2002. The cash flows were used primarily for capital expenditures of $83,000 and to repay long-term debt of $203,000.

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

A. There were no reports on Form 8-K filed for the quarter ended December 31, 2002.





Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:	 February 6, 2003	       By:   /s/Susan Davis
Susan Davis
Administrator
(Principal executive officer)

Date: February 6, 2003      By:    /S/Evelyn Kimbrough
Evelyn Kimbrough
Accountant
(Principal Financial and Accounting  Officer)



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
other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a. designed such
 disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the
 effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and
c. presented in this
quarterly report our conclusions about the 'effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
other certifying officers and I have indicated in this
 quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	        /s/Susan Davis
Susan Davis
Administrator and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Evelyn Kimbrough, certify that;

7. 	I have reviewed this quarterly report on Form 10-QSB of CARC, Inc.

8. 	Based on my
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
other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	        /s/Evelyn Kimbrough
Evelyn Kimbrough
Principal Financial Officer


Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

	By:		/s/Susan Davis
	Name:		Susan Davis
	Title:		Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

	By:		/s/Evelyn Kimbrough
	Name:		Evelyn Kimbrough
	Title:		Principal Financial Officer







7




	9