Form 10KSB
period 2003-03-31
CARC INC
filed 2003-06-30
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-KSB

	Annual Report Under Section 13 or 15(d)
	of the Securities Exchange Act of 1934

	For the fiscal year ended March 31, 2003

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

The issuer's revenues for its most recent fiscal year: 	$3,862,578

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 19, 2003:

Common stock, $1 par value	536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 2003 annual meeting are incorporated by reference in Part III.

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

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of consolidated revenue are as follows:

                                                          2003			2002

1.	Health care center -	45.0%			44.1%

2.	Apartment rentals -	40.1%			40.6%

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

The health care center receives payments for resident care directly on a private pay basis.

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


Item 1.		Business. (continued)

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

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 95 independent living apartments, 20 assisted living apartments, 52 nursing home beds, a community center which includes a dining room, library, and administrative offices, and an activities building. All buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance. There is a mortgage with a balance of $3,176,665 at March 31, 2003 that is collateralized by land and buildings.

Item 3.		Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.		Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2003.


	PART II


Item 5.		Market for the Registrant's Common Equity and Related Stockholder
Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 2003, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. 	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The discussion and analysis that follows discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 2003 and 2002, assets were $6.3 million and $6.5 million, respectively. The balance sheet of the Center has not materially changed from March 31, 2002 to March 31, 2003.

Results of Operations

Net income for the years ended March 31, 2003 and 2002 was $90,000 and $35,000, respectively. The increase of $55,000 was primarily the result of the facility's increase in occupancy. Occupancy of the Health Care Center increased significantly, while the apartments and assisted living experienced steady occupancy of greater than 95% for the year.

 Operating Revenues

Operating revenues for the years ended March 31, 2003 and 2002 totaled $3.9 million and $3.8 million, respectively. The increase in revenues is primarily due to an increase in the occupancy levels of the Health Care Center. Average occupancy for the Health Care Center increased from approximately 81% in 2002 to 99% in 2003.

Operating Expenses

Operating expenses for the years ended March 31, 2003 and 2002 were $3.7 million. Apartment and Health Care Center expenses increased $57,000 and $91,000 respectively, through increased payroll costs associated with staffing needs for higher occupancy and dietary costs now included here. Assisted living expenses decreased approximately $15,000 due to reallocation of Home Health nursing salaries from assisted living to apartments. Interest expense decreased approximately $42,000 due to lower interest rates on previously refinanced loans. Amortization expense decreased $90,000 due to t he expensing of unamortized loan costs related to loans that were paid off in 2002 that did not reoccur in 2003.

Nonoperating revenue

Net nonoperating revenue for the year ended March 31, 2003 decreased approximately $11,000 due to a reduction in interest income from decreased market rates.

Liquidity

The Center generated $509,000 in cash flows from operating activities for the year ended March 31, 2003. The cash flows were used primarily to fund $84,000 of capital expenditures and net repayment of long-term debt of $274,000.

Future Commitments for Capital Expenditures

Management has no anticipated commitments for future capital expenditures as of March 31, 2003.

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

PART IV

Item 13.			Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.		Exhibits

	13.1 	2003 Annual Report to stockholders, is filed here within

99.1 	Section 906 of the Sarbanes-Oxley Act of 2002 CEO and CFO Certifications

b.			Reports on Form 8-K - None.

Item 14.			Controls and Procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Center's management, including the Center's Administrator and Principal Executive Officer along with Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Center's Administrator and Principal Executive Officer, along with the Principal Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Center required in our periodic SEC filings.

There have been no significant changes in our internal control or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


Item 15.			Principal Accountant Fees and Services.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant under the various categories are as follows:

Category
2003
2002



Audit Fees
	$	21,000
	$	19,650



Audit - Related  Fees
	$	-
	$	870



Tax Fees
	$	1,650
	$	1,600

All of these fees were approved by the Center's audit committee and all services were performed by the principal accountants' full-time, permanent employees.



	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CARC, Inc.

Date: June 23, 2003 	 by:
					Susan Davis
					Administrator
					(Principal Executive Officer)


Date: June 23, 2003 	by:
					Evelyn Kimbrough
					Accountant
				(Principal Financial and Accounting Officer)

Sarbanes-Oxley Section 302(a) Certification

I, Susan Davis, certify that;

1. 	I have reviewed this annual report on Form 10-KSB of CARC, Inc.

2. 	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. 	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. 	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. 	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003
		 Susan Davis						               Administrator and Principal Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Evelyn Kimbrough, certify that;

1.		I have reviewed this annual report on Form 10-KSB of CARC, Inc.

2.		Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.		Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.		The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a. designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
   Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.		The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003
					 Evelyn Kimbrough								 Principal Financial Officer


				Exhibit 99.1

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of CARC, Inc. on Form 10-KSB for the year ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

		By:
		Name:		Susan Davis
		Title:		Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of CARC, Inc. on Form 10-KSB for the year ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by CARC, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.









	Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the "Center") as of March 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Greenville, South Carolina
May 7, 2003


CARC, INC.
Balance Sheets
March 31, 2003 and 2002

Assets


























2003


2002













Current assets:











Cash and cash equivalents


$
676,672

$
525,923



Accounts receivable, net of allowance











for doubtful accounts of $5,000 in










2003 and 2002


152,082


160,063



Other receivables



592


112



Prepaid expenses



39,939


31,406



Inventory



16,820


16,820



Deferred income tax asset



36,000


40,000
















Total current assets

922,105


774,324














































Property, buildings, and equipment, net




5,157,321


5,434,018


Deposits in escrow




148,712


142,630


Deferred income tax asset




               -


30,000


Other assets




95,894


107,242

















































Total assets
$
6,324,032

$
6,488,214








































































































CARC, INC.
Balance Sheets (continued)
March 31, 2003 and 2002

Liabilities and Stockholders' Equity
























2003


2002











Current liabilities:










Current installments of long-term debt


$
295,927

$
276,865


Accounts payable



60,878


62,084


Accrued liabilities



185,445


157,558


Unearned revenue



               -


12,774














Total current liabilities

542,250


509,281











Refundable entrance fees




148,712


142,630

Long-term debt, excluding current installments




2,903,738


3,197,131

Deferred income tax liability




        16,000


16,000














Total liabilities

3,610,700


3,865,042











Stockholders' equity:










Common stock $1 par value. Authorized










600,000 shares; issued and outstanding









536,000 shares


536,000


536,000


Additional paid-in capital



2,111,886


2,111,886


Retained earnings (accumulated deficit)



65,446


(24,714)














Total stockholders' equity

2,713,332


2,623,172














Total liabilities and stockholders' equity
$
6,324,032

$
6,488,214

























CARC, INC.
Statements of Operations
Years Ended March 31, 2003 and 2002


























2003


2002



Operating revenues:
















Apartments






$
  1,550,596

$
  1,548,527




Assisted Living







     558,478


     561,945




Health Care Center







  1,738,424


  1,681,032




Miscellaneous







         7,360


         1,415





Total operating revenues






  3,854,858


  3,792,919



















Operating expenses:
















Apartments







     500,610


     443,897




Assisted Living







     436,611


     451,970




Health Care Center







  1,223,514


  1,132,873




Maintenance and repair







     155,493


     167,139




Housekeeping







     209,953


     210,750




Administrative and general







     343,979


     354,961




Depreciation and amortization







     371,678


     461,544




Utilities







     181,615


     168,955




Interest







     230,607


     272,764




Property taxes







       84,358


       84,358





Total operating expenses






  3,738,418


  3,749,211





















Income from operations






     116,440


       43,708



















Nonoperating revenue:
















Interest income







         7,720


       19,102



















Income before income taxes








     124,160


       62,810



















Income tax expense








       34,000


       28,000



















Net income







$
       90,160

$
       34,810



















Weighted average number of shares








     536,000


     536,000



















Basic and diluted earnings per share







$
0.17

$
0.06





















































Calculation of income/loss






3/31/03


3/31/02





Dietary Revenue






  1,060,956


  1,028,400





Dietary Expense






     868,569


     787,079












     192,387


     241,321




Revenue:
















Apartments






413773


401076
39%




Health Care






     456,210


442212
43%




Assisted Living






     190,973


185112
18%











1060956


1028400
100%



Expenses:
















Apartments






338,742


306,961





Health Care






373,485


338,444





Assisted Living






156,342


141,674












868,569


787,079























































CARC, INC.
Statements of Stockholders' Equity
Years Ended March 31, 2003 and 2002


































Additional


Retained Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


 Deficit)


Equity
















Balances at March 31, 2001

$
    536,000

$
  2,111,886

$
             (59,524)

$
  2,588,362















Net income


         -


         -


              34,810


      34,810















Balances at March 31, 2002


    536,000


  2,111,886


             (24,714)


  2,623,172















Net income


         -


         -


              90,160


      90,160















Balances at March 31, 2003

$
    536,000

$
  2,111,886

$
              65,446

$
  2,713,332





















































































































CARC, INC.
Statements of Cash Flows
Years Ended March 31, 2003 and 2002
































2003


2002














Cash flows from operating activities:












Net income




$
       90,160

$
       34,810


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     371,678


     461,544




Deferred income tax expense



       34,000


       28,000




Decrease (increase) in:












Deposits in escrow


       (6,082)


         1,316





Accounts receivable, net


         7,981


     (34,226)





Other receivables


          (480)


            966





Prepaid expenses


       (8,533)


     (19,908)




Increase (decrease) in:












Accounts payable


       (1,206)


       42,080





Accrued liabilities


       27,887


       (5,355)





Unearned revenue


     (12,774)


         7,362





Refundable entrance fees


         6,082


       (1,316)






Net cash provided by operating activities

     508,713


     515,273













Cash flows from investing activities:












Capital expenditures





     (83,633)


   (198,503)






Net cash used in investing activities

     (83,633)


   (198,503)













Cash flows from financing activities:












Principal payments of long-term debt





   (274,331)


   (322,641)


Proceeds from long-term debt





              -


169,000


Refinancing costs





              -


(112,888)






Net cash used in financing activities

   (274,331)


   (266,529)


















Net increase in cash and cash equivalents

     150,749


       50,241













Cash and cash equivalents, at beginning of year






     525,923


     475,682













Cash and cash equivalents, at end of year





$
     676,672

$
     525,923








































































































































































































































	CARC, INC.
	Notes to Financial Statements
March 31, 2003 and 2002




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

Other Assets - Other assets consist of loan refinancing and loan closing costs. These costs are amortized over the life of each respective loan.

Property, Buildings, and Equipment - Property, buildings, and equipment are stated at cost or, if donated, at fair market value at date of receipt, less accumulated depreciation. Depreciation on buildings and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

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



Income Taxes and Deferred Income Taxes - Deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences"
 by applying enacted statutory rates applicable for future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. In the event the future tax consequences of differences between financial reporting bases and the tax bases of the Center's assets and liabilities results in a deferred tax asset, an evaluation of the probability of being able to realize the future benefits of such an asset is made. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Statements of Cash Flows - For purposes of the statements of cash flows, the Center considers depository cash accounts to be cash or cash equivalents. Depository accounts that are held in escrow for fees and deposits are not considered to be cash or cash equivalents.

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $234,737 in 2003 and $272,764 in 2002. The Center paid no income taxes in 2003 or 2002.

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

Earnings Per Share - The Center provides earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding. There are no common stock equivalents outstanding that would have a dilutive effect on earnings per share.

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

A summary of property, buildings, and equipment at March 31 follows:


2003
2002



			Land and land improvements
	$	550,220
	$	550,220
			Buildings
		9,407,890
		9,407,890
			Equipment
		810,157
		726,523
			Vehicles
	  	99,563
	  	99,563

		10,867,830
		10,784,196
			Less accumulated depreciation
	  	5,710,509
	  	5,350,178



				Property, buildings and equipment, net
	$	5,157,321
	$	5,434,018

3.		Long-Term Debt

The Center has a mortgage note secured by its land and buildings with monthly payments of $41,422, including interest at 6.97%, payable through October 2011. The outstanding balance on the note at March 31, 2003 and 2002 was $3,176,665 and $3,438,996, respectively.

The mortgage note has certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases and must maintain a balance of $250,000 in a project maintenance account. This balance is reported in cash and cash equivalents on the balance sheet. If the balance falls below this minimum, the Center must deposit $3,000 per month into this account until the minimum balance is attained. As of March 31, 2003, the Center was in compliance with such covenants or received a waiver for events of noncompliance.

In May 2001, the Center signed a promissory note (without collateral or interest) payable to a resident. Funds obtained from the note were used to purchase a vehicle. Terms of the note include 44 monthly payments of $1,000, beginning in July 2001 and the balance outstanding at March 31, 2003 and 2002 was $23,000 and $35,000, respectively.

The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 2003 and thereafter are as follows:

			2004

	$	295,927
			2005

		315,361
			2006

		326,266
			2007

		349,748
			2008

		374,919
			Thereafter

	  	1,537,444





	$	3,199,665


4.		Income Taxes and Deferred Income Taxes

As of March 31, 2003, the Center has federal net operating loss carryforwards of approximately $55,000 available to offset future taxable income which expire in 2007 and state loss carryforwards of approximately $101,000.

The components of the net deferred income tax assets are as follows:


2003
2002
			Deferred income tax asset:


				Net operating loss carryovers
	$	25,200
	$	54,200
				Accrued expense not currently deductible


					for tax purposes
		9,000
		10,000
				Bad debts expense not currently deductible


					for tax purposes
		1,800
		1,800
				Accrued revenue not currently recognized


					for book purposes
	    	-
	  	4,000

		36,000
		70,000



			Deferred income tax liability:


				Tax depreciation greater than book depreciation
	    	(16,000)
	    	(16,000)



						Net deferred income tax asset
	$	 20,000
	$	 54,000


A portion of the deferred income tax asset resulting from net operating loss carryforwards of $30,000 has been presented as noncurrent in the accompanying balance sheets as of March 31, 2002.

The effective tax rate on income before income taxes was different than amounts computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:


2003
2002



			Income taxes at statutory rate
	$	42,000
	$	21,000



			Increase (decrease) resulting from:


				State taxes, net of federal tax benefit
		4,000
		2,000
				Surtax exemption
		(11,000)
		-
				Other
		(1,000)
		-
				Deferred tax rate adjustment
	  	-
	  	5,000



						Actual income tax  expense
	$	34,000
	$	28,000



5.		Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who are at least eighteen years of age and have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $21,341 and $21,057 for the years ended March 31, 2003 and 2002, respectively.

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

The estimated fair value of long-term notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The total carrying value of debt at March 31, 2003 and 2002 was approximately $3,200,000 and $3,474,000, respectively, which approximates market value.

7.		Operating Lease

The Center has a noncancelable operating lease for a copier which expires in January 2007. Rental expenses for this lease consisted of $1,215 for the year ended March 31, 2003.

Future minimum lease payments under this operating lease as of March 31, 2003 are:

	2004

	$	1,215
	2005

		1,215
	2006

		1,215
	2007

	  	1,114





	$	4,759








2


11







	13


12



18


CARC, INC.		Notes to Financial Statements (continued)


9