Form 10QSB
period 2003-06-30
CARC INC
filed 2003-08-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 	FOR THE QUARTERLY
PERIOD ENDED JUNE 30, 2003

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 FOR TRANSITION
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 2003 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.

Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

				Unaudited Balance Sheet at June 30, 2003	1

				Unaudited Statements of Operations
					for the Three Months Ended
					June 30, 2003 and 2002	2

				Unaudited Statement of Stockholders'
					Equity for the Three Months
					Ended June 30, 2003	3

				Unaudited Statements of Cash Flows for
					the Three Months Ended
					June 30, 2003 and 2002	4

				Notes to Interim Financial Statements	5

Item 2.			Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations	6

Item 3.			Controls and Procedures	7

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings		8
Item 2.			Changes in Securities		8
Item 3.			Defaults Upon Senior Securities	8
Item 4.			Submission of Matters to a Vote of Security Holders	8
Item 5.			Other Information	9
Item 6.			Exhibits and Reports on Form 8-K	10-12
Signatures 				13




CARC, INC.
Balance Sheet
June 30, 2003
(unaudited)




Assets










Current assets:







Cash and cash equivalents


$
709,956


Accounts receivable, net of allowance for







contractual adjustments of $5,000


155,442


Inventory



16,820


Prepaid expenses



43,392


Deferred income tax asset



17,000











Total current assets

942,610








Property, building, and equipment, net




5,081,499

Entrance fees in escrow




142,213

Other assets




93,071












$
6,259,393

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
300,903


Accounts payable



56,880


Accrued liabilities



172,249




Total current liabilities

530,032








Deferred tax liability




16,000

Refundable entrance fees




142,213

Long-term debt, excluding current installments




2,827,676




Total liabilities

3,515,921








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



95,586




Total stockholders' equity

2,743,472












$
6,259,393

See accompanying notes.

CARC, INC.
Statements of Operations
(unaudited)










Three Months Ended,














June 30,














2003


2002

Operating revenues:















Apartments







$
     385,469

$
     385,234


Health Care Center








     443,867


     432,578


Assisted living








     137,023


     138,260


Miscellaneous








            861


         8,445



Total operating revenues







     967,220


     964,517
















Operating expenses:















Apartments








     121,931


     117,256


Health Care Center








     307,069


     273,916


Assisted living








     107,962


       95,328


Maintenance and repair








       37,603


       30,136


Housekeeping








       52,452


       42,888


Administrative and general








       79,236


       83,011


Depreciation and amortization








       91,814


       95,045


Utilities








       42,327


       41,080


Interest








       56,180


       60,882


Property taxes








       22,719


       21,089



Total operating expenses







     919,293


     860,631


















Income from operations







       47,927


     103,886
















Nonoperating revenue:















Interest and investment income








         1,213


         3,788
















Income before income taxes









       49,140


     107,674
















Income tax expense









       19,000


       39,300

















Net income







$
       30,140

$
       68,374
















Basic earnings per share








$
           0.06

$
           0.13
















Weighted average number of shares















outstanding during the period








     536,000


     536,000

















See accompanying notes.



CARC, INC.
Statements of Stockholders' Equity
For the Three Months Ended June 30, 2003
(unaudited)






















Retained










Additional


Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


Deficit)


Equity
















Balances at March 31, 2003

$
    536,000

$
  2,111,886

$
      65,446

$
  2,713,332















Net income


              -


              -


      30,140


      30,140















Balances at June 30, 2003

$
    536,000

$
  2,111,886

$
      95,586

$
  2,743,472
















See accompanying notes.


CARC, INC.
Statements of Cash Flows
(unaudited)







Three Months Ended,











June 30,











2003


2002













Cash flows from operating activities:












Net income




$
       30,140

$
       68,374


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



       91,814


       95,045




Deferred income tax expense



       19,000


       39,300




Decrease (increase) in:












Cash - funds held for others


       (6,499)


         1,018





Accounts receivable, net


       (2,768)


       14,357





Prepaid expense


       (3,453)


       21,414




Increase (decrease) in:












Accounts payable


       (3,998)


     (58,321)





Accrued liabilities


     (13,196)


     (30,686)





Unearned revenue


                -


       (9,555)





Deposits held for others


         6,499


       (1,018)






Net cash provided by operating activities

     117,539


     139,928













Cash flows from investing activities:












Capital expenditures





     (13,169)


     (57,535)













Cash flows from financing activities:












Principal payments of long-term debt





     (71,086)


     (66,385)


















Net increase in cash and cash equivalents

       33,284


       16,008













Cash and cash equivalents, at beginning of period






676,672


     525,923













Cash and cash equivalents, at end of period





$
     709,956

$
     541,931













Supplemental disclosure:












Cash paid for interest




$
       60,310

$
       60,882














See accompanying notes.




CARC, INC.
	Notes to Interim Financial Statements
	June 30, 2003



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2003 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

		In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.





Item 2.		Management's Discussion and Analysis of Financial Condition
and Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2003 to June 30, 2003. Working capital was approximately $412,500 at June 30, 2003.

Results of Operations - For the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Operating Revenues

Operating revenues for the three months ended June 30, 2003 and 2002 were $967,000 and $965,000, respectively. Operating revenues are relatively unchanged, as a result of stable occupancy levels and no rate increases during the periods.

Operating Expenses

Operating expenses for the three months ended June 30, 2003 and 2002 were $919,000 and $861,000, respectively. Total expenses increased 6.8% primarily because of the increase in the Health Care Center. Assisted Living and Health Care Center expenses increased $13,000 and $33,000, respectively, through increased payroll costs associated with staffing needs for consistently higher occupancy and dietary costs now included here. Housekeeping expenses increased $10,000 from additional staff and temporary employees required for the higher occupancy levels. Maintenance expenses increased $7,500 with the addition of staff to handle property maintenance. Income tax expense has decreased since pre-tax income declined for the three months ended June 30, 2003.

Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, for the three months ended June 30, 2003 and 2002 remained relatively stable.

Liquidity

The Center generated $118,000 in cash flows from operating activities for the three months ended June 30, 2003. The cash flows were used primarily for capital expenditures of $13,000 and to repay principal on long-term debt of $71,000.


Item 3.	Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Center's management, including the Center's Administrator and Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Center's Administrator and Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Center in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.



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

The Annual Meeting of Stockholders of the Center ("Meeting") was held on June 12, 2003. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as trustees by a vote of 272 in favor and 2 against, each for a one-year term:

	Eugene H. Bishop
	Nell Watson Carpenter
	Frank P. Clipp
	Thomas Efland
	Robert C. Jackson
	Mitchell Kosciusko
	Susan Watson McClure
	Warren Wagner
	Robert Wheeler

2. Ratification of the appointment of Crisp
Hughes Evans LLP as the Center's independent audit firm was approved by a vote of 268 for, 4 opposed, and 2 abstained.



Item 5.	Other Information


	None.

Item 6.		Exhibits and Reports on Form 8-K

A.	31			Sarbanes-Oxley Section 302(a) Certification
32 Certification of Chief Executive Officer and Chief
Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K:		None.



				Exhibit 31
Sarbanes-Oxley Section 302(a) Certification

I, Susan Davis, certify that;

1. 	I have reviewed this quarterly report on Form 10-QSB of CARC, Inc.

2. 	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. 	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. 	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. 	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: ----------, 2003
Susan Davis											Administrator and Principal Executive Officer

				Exhibit 31
Sarbanes-Oxley Section 302(a) Certification

I, Evelyn Kimbrough, certify that;

1.   	I have reviewed this quarterly report on Form 10-QSB of CARC, Inc.

2.   	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: ----------, 2003
Evelyn Kimbrough										Principal Financial Officer

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Susan Davis
				Title:		Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.


				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by the Center and furnished to the Securities and Exchange Commission or its staff upon request.


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