Form 10QSB
period 2003-09-30
CARC INC
filed 2003-11-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD ENDED
	SEPTEMBER 30, 2003

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 2003 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at September 30, 2003	1

			Unaudited Statements of Operations for the
				Three Months and Six Months Ended
				September 30, 2003 and 2002	2

			Unaudited Statement of Stockholders'
				Equity for the Six Months
				Ended September 30, 2003	3

			Unaudited Statements of Cash Flows for
				the Six Months Ended
				September 30, 2003 and 2002	4

			Notes to Unaudited Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	6 - 7

Item 3.		Controls and Procedures. 	7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	8
Item 2.		Changes in Securities	8
Item 3.		Defaults Upon Senior Securities	8
Item 4.		Submission of Matters to a Vote of Security Holders	8
Item 5.		Other Information	8
Item 6.		Exhibits and Reports on Form 8-K	8
Signatures 		9






CARC, INC.
Balance Sheet
September 30, 2003
(unaudited)




Assets










Current assets:







Cash and cash equivalents


$
775,753


Accounts receivable, net of allowance for







contractual adjustments of $5,000


162,538


Inventory



16,820


Prepaid expenses



42,071


Deferred income tax asset



6,500











Total current assets

1,003,682








Property, building, and equipment, net




4,992,991

Entrance fees in escrow




151,197

Other assets




90,249












$
6,238,119

Liabilities and Stockholders' Equity













Current liabilities:







Current installments of long-term debt


$
305,633


Accounts payable



39,857


Accrued liabilities



211,717




Total current liabilities

557,207








Deferred tax liability




16,000

Refundable entrance fees




151,197

Long-term debt, excluding current installments




2,750,631




Total liabilities

3,475,035








Stockholders' equity:







Common stock $1 par value. Authorized 600,000







shares; issued and outstanding 536,000 shares


536,000


Additional paid-in capital



2,111,886


Retained Earnings



115,198




Total stockholders' equity

2,763,084












$
6,238,119











CARC, INC.
Statements of Operations
For the Three and Six Months Ended September 30, 2003 and 2003
(Unaudited)





Three Months Ended,





Six Months Ended,







June balances used to calculate change for the







September 30





September 30







quarter, including the allocated dietary rev/exp.







2003


2002


2003


2002




Jun-03


Jun-02
Operating revenues:






















Apartments

$
    383,530

$
     388,740

$
    768,999

$
     771,201



$
385469

$
385234

Health Care Center


    440,978


     445,504


    884,845


     875,025




443867


432578

Assisted living


    142,458


     137,343


    279,481


     274,324




137023


138260

Miscellaneous


        2,245


            511


        3,106


         8,956




861


8445


Total operating revenues

    969,211


     972,098


 1,936,431


  1,929,506




967220


964517






















Operating expenses:






















Apartments


    130,834


     131,077


    252,765


     255,366




121931


117256

Health Care Center


    306,968


     335,042


    614,037


     616,711




307069


273916

Assisted living


    104,570


     111,120


    212,532


     209,694




107962


95328

Maintenance and repair


      39,815


       37,723


      77,418


       67,859




37603


30136

Housekeeping


      52,824


       55,987


    105,276


       98,875




52452


42888

Administrative and general


      87,584


       81,082


    166,820


     164,093




79236


83011

Depreciation and amortization


      91,331


       92,849


    183,145


     187,894




91814


95045

Utilities


      48,513


       48,403


      90,840


       89,483




42327


41080

Interest


      54,953


       59,736


    111,133


     120,618




56180


60882

Property taxes


      22,718


       21,091


      45,437


       42,180




22719


21089


Total operating expenses

    940,110


     974,110


 1,859,403


  1,852,773




919293


860631
























Income (loss) from operations

      29,101


       (2,012)


      77,028


       76,733




47927


103886






















Nonoperating revenue:






















Interest and investment income


        1,011


         1,371


        2,224


         5,159




1213


3788






















Income (loss) before income taxes



      30,112


          (641)


      79,252


       81,892



$
49140


107674






















Income tax expense



10,500


-


29,500


39,300



$
19000


39300























Net income (loss)

$
      19,612

$
          (641)

$
      49,752

$
       42,592




30140

$
68374






















Basic earnings per share


$
0.04

$
         (0.00)

$
          0.09

$
           0.08




0.05623

$
0.12756






















Weighted average number of shares

















536000


536000

outstanding during the period


    536,000


     536,000


    536,000


     536,000























































CARC, INC.
Statements of Stockholders" Equity
For the Six Months Ended September 30, 2003
(unaudited)























Retained










Additional


Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


Deficit)


Equity
















Balances at March 31, 2003

$
    536,000

$
  2,111,886

$
      65,446

$
  2,713,332















Net income


              -


              -


      49,752


      49,752















Balances at September 30, 2003

$
    536,000

$
  2,111,886

$
    115,198

$
  2,763,084














































CARC, INC.
Statements of Cash Flows
(unaudited)








Six Months Ended,











September 30,











2003


2002













Cash flows from operating activities:












Net income




$
       49,752

$
       67,733


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     183,145


     187,894




Deferred income tax expense



       29,500


       39,300




Decrease (increase) in:












Cash - funds held for others


         2,485


         2,399





Accounts receivable, net


       (9,864)


       (6,735)





Other receivables


                -


            112





Prepaid expense


       (2,132)


         4,920




Increase (decrease) in:












Accounts payable


     (21,021)


     (43,787)





Accrued liabilities


       26,272


          (758)





Unearned revenue


                -


     (12,774)





Deposits held for others


       (2,485)


       (2,399)






Net cash provided by operating activities

     255,652


     235,905













Cash flows from investing activities:












Capital expenditures





     (13,170)


     (83,028)













Cash flows from financing activities:












Principal payments of long-term debt





   (143,401)


   (133,915)


















Net increase in cash and cash equivalents

       99,081


       18,962













Cash and cash equivalents, at beginning of period






676,672


     525,923













Cash and cash equivalents, at end of period





$
     775,753

$
     544,885


















	CARC, INC.
	Notes to Interim Financial Statements
	September 30, 2003



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 1003 of CARC, Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.








Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2003 to September 30, 2003. Working capital was approximately $448,000 at September 30, 2003.

As of October 30, 2003, the shareholders voted to permit the board to seek approval of the Internal Revenue Service to convert to tax-exempt status as a non-profit organization.

Results of Operations - For the six months ended September 30, 2003 compared to the six months ended September 30, 2002.

Operating Revenues

Operating revenues for the six months ended September 30, 2003 and 2002 were $1,936,000 and $1,930,000, respectively. Operating revenues are relatively unchanged, as a result of stable occupancy levels. A 1.5% rate increase became effective August 1, 2003.

Operating Expenses

Operating expenses for the six months ended September 30, 2003 and 2002 were $1,858,000 and $1,853,000, respectively. Total expenses remained consistent as occupancy levels have remained near capacity. Maintenance and repair expenses increased $10,000 through increased payroll costs associated with staffing needs to handle property maintenance.

Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, were $2,224 and $5,159 for the six months ended September 30, 2003 and 2002, respectively.

                        Liquidity

The Center generated $256,000 in cash flows from operating activities for the six months ended September 30, 2003. The cash flows were used primarily for capital expenditures of $13,000 and to repay principal on long-term debt of $143,000.





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




CARC, Inc.
Clemson, South Carolina





Date:  November 12, 2003	By: /s/ Susan Davis
Susan Davis
Administrator
(Principal Executive Officer)

Date:  November 12, 2003	By: /s/ Evelyn Kimbrough
Evelyn Kimbrough
Accountant
(Principal Financial and Accounting
Officer)




				                                                      Exhibit 31
Sarbanes-Oxley Section 302(a) Certification

I, Susan Davis, certify that;

1. I have reviewed this quarterly report on Form 10-QSB of CARC, Inc. ("registrant").

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2003
Susan Davis
Administrator and Principal Executive
Officer

				Exhibit 31
Sarbanes-Oxley Section 302(a) Certification

I, Evelyn Kimbrough, certify that;

1.I have reviewed this quarterly report on Form 10-QSB of CARC, Inc. ("registrant").

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined a.designed such disclosure controls and procedures, or caused such disclosure in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have: controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and c.disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a.all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b.any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003
Evelyn Kimbrough		Principal Financial Officer

Exhibit 32

Certification of Chief Executive Officer and Chief Financial Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Susan Davis
				Title:		Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September
 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by the Center and furnished to the Securities and Exchange Commission or its staff upon request.






18



14
				18



	13