Form 10QSB
period 2003-12-31
CARC INC
filed 2004-02-13
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD
 ENDED DECEMBER 31, 2003

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 2003 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 2003	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 2003 and 2002	                        2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 2003	                        3

			Unaudited Statements of Cash Flows for
				the Nine Months Ended
				December 31, 2003 and 2002                         4

			Notes to Unaudited Financial Statements	            5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	                                                      6 - 7

Item 3.		Controls and Procedures. 	                                          7

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	                                               8
Item 2.		Changes in Securities	                                               8
Item 3.		Defaults Upon Senior Securities	                       8
Item 4.		Submission of Matters to a Vote of Security
                        Holders	                                             8
Item 5.		Other Information	                                              8
Item 6.		Exhibits and Reports on Form 8-K	                      8
Signatures 		                                                                9




                                             CARC, INC.
                                             Balance Sheet
                                             December 31, 2003
                                                (unaudited)

Assets








Current assets:




Cash and cash equivalents
$
807,702


Accounts receivable, net of allowance for





contractual adjustments of $5,000

169,526


Inventory

16,820


Prepaid expenses

39,400


Deferred income tax asset

0











Total current assets

1,033,448








Property, building, and equipment, net

4,934,303

Entrance fees in escrow

152,929

Deferred income tax asset



Other assets

87,427












$
6,208,107

Liabilities and Stockholders' Equity








Current liabilities:




Current installments of long-term debt
$
310,786


Accounts payable

56,163


Accrued liabilities

196,209




Total current liabilities

563,158








Deferred tax liability

23,000

Refundable entrance fees

152,929

Long-term debt, excluding current installments

2,671,342




Total liabilities

3,410,429








Stockholders' equity:




Common stock $1 par value. Authorized 600,000





shares; issued and outstanding 536,000 shares

536,000


Additional paid-in capital

2,111,886


Retained Earnings

149,792




Total stockholders' equity

2,797,678












$
6,208,107











                                                     CARC, INC.
                                             Statements of Operations
   For the Three and Nine Months Ended December 31, 2003 and 2002
                                                  (Unaudited)





Three Months Ended,


Nine Months Ended,




Sept balances used to calculate change for the




December 31


December 31




quarter, including the allocated dietary rev/exp.




2003


2002


2003


2002




Sep-03


Sep-02
Operating revenues:




















Apartments
$
    395,250

$
     389,142

$
 1,164,249

$
  1,163,116



$
768999

$
771201

Health Care Center

    451,003


     447,751


 1,335,848


  1,325,833




884845


875025

Assisted living

    155,560


     141,000


    435,041


     416,603




279481


274324

Miscellaneous

        3,681


            311


        6,787


         9,267




3106


8956


Total operating revenues

 1,005,494


     978,204


 2,941,925


  2,914,819




1936431


1929506






















Operating expenses:




















Apartments

    135,811


     128,898


    388,576


     377,231




252765


255366

Health Care Center

    313,095


     307,658


    927,132


     916,616




614037


616711

Assisted living

    109,110


     110,769


    321,642


     317,217




212532


209694

Maintenance and repair

      32,249


       44,614


    109,667


     112,473




77418


67859

Housekeeping

      54,859


       55,482


    160,135


     154,357




105276


98875

Administrative and general

      93,347


       86,832


    260,167


     250,925




166820


164093

Depreciation and amortization

      90,786


       92,046


    273,931


     279,940




183145


187894

Utilities

      44,553


       44,024


    135,393


     133,507




90840


89483

Interest

      53,132


       57,949


    164,265


     178,567




111133


120618

Property taxes

      22,722


       21,089


      68,159


       63,269




45437


42180


Total operating expenses

    949,664


     949,361


 2,809,067


  2,784,102




1859403


1852773
























Income from operations

      55,830


       28,843


    132,858


     130,717




77028


76733






















Nonoperating revenue:




















Interest and investment income

        2,264


         1,350


        4,488


         6,509




2224


5159

Gain on sale of asset

                -


                -


                -


                -







0


Nonoperating revenue

        2,264


         1,350


        4,488


         6,509







5159






















Income before income taxes

      58,094


       30,193


    137,346


     137,226



$
79252


81892






















Income tax expense

23,500


3,500


53,000


42,800



$
29500


-39300























Net income
$
      34,594

$
       33,693

$
      84,346

$
       94,426




49752

$
42592






















Basic earnings per share
$
0.06

$
           0.06

$
          0.16

$
           0.18




      0.09

$
0.07946






















Weighted average number of shares














536000


536000

outstanding during the period

    536,000


     536,000


    536,000


     536,000













































































                                                     CARC, INC.
                                     Statements of Stockholders' Equity
                              For the Nine Months Ended December 31, 2003
                                                       (unaudited)






















Retained








Additional

Earnings

Total



Common

Paid-In

(Accumulated

Stockholders'



Stock

Capital

Deficit)

Equity















Balances at March 31, 2003

$
    536,000

$
  2,111,886

$
      65,446

$
  2,713,332















Net income


              -


              -


      84,346


      84,346















Balances at December 31, 2003
$
    536,000

$
  2,111,886

$
    149,792

$
  2,797,678




















































































































                                                                  CARC, INC.
                                                     Statements of Cash Flows
                                                                 (unaudited)








Nine Months Ended,








December 31,







2003

2002













Cash flows from operating activities:







Net income
$
       84,346

$
       94,426


Adjustments to reconcile net income to net cash








provided by operating activities:









Depreciation and amortization

     273,931


     279,940




Loss on sale of equipment

                -


                -




Deferred income tax expense

       43,000


       42,800




Accretion

                -


                -




Decrease (increase) in:










Cash - funds held for others

         4,217


         4,751





Accounts receivable, net

     (16,852)


       (2,958)




Other receivables

                -


            112





Prepaid expense

            539


         5,627





Inventory

                -


                -




Increase (decrease) in:










Accounts payable

       (4,715)


     (45,362)





Accrued liabilities

       10,764


     (84,869)





Unearned revenue

                -


     (12,774)





Deposits held for others

       (4,217)


       (4,751)






Net cash provided by operating activities

     391,013


     276,942













Cash flows from investing activities:







Maturities of investments

                -


                -


Capital expenditures

     (42,446)


     (83,028)


Increase in restricted escrow cash account

                -


                -













Cash flows from financing activities:







Long-term debt modification fees

                -


                -


Principal payments of long-term debt

   (217,537)


   (203,234)


Proceeds from construction loan




                -


















Net increase (decrease) in cash and cash equivalents

     131,030


       (9,320)













Cash and cash equivalents, at beginning of period

676,672


     525,923













Cash and cash equivalents, at end of period
$
     807,702

$
     516,603







































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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.
































Item 2.	      Management's Discussion and Analysis of Financial Condition
and Results of Operations

Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2003 to December 31, 2003. Working capital was approximately $485,000 at December 31, 2003.

As of October 30, 2003, the shareholders voted to permit the board to seek approval of the Internal Revenue Service to convert to tax-exempt status as a non-profit organization.

Results of Operations - For the nine months ended December31, 2003 compared to the nine months ended December 31, 2002.

Operating Revenues

Operating revenues for the nine months ended December 31, 2003 and 2002 were $2,942,000 and $2,915,000, respectively. Operating revenues are relatively unchanged, as a result of stable occupancy levels and a 1.5% rate increase that became effective August 1, 2003.

Operating Expenses

Operating expenses for the nine months ended December 31, 2003 and 2002 were $2,807,000 and $2,784,000, respectively. Total expenses remained consistent as occupancy levels have remained near capacity. Apartment expenses increased $11,000 due to increased payroll costs associated with in-home nursing care.

Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, were $4,488 and $6,509 for the nine months ended December 31, 2003 and 2002, respectively.

Liquidity

The Center generated $391,000 in cash flows from operating activities for the nine months ended December 31, 2003. The cash flows were used primarily for capital expenditures of $42,000 and to repay principal on long-term debt of $218,000.





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




 CARC, Inc.
 Clemson, South Carolina





Date:  February  12, 2004	                    By: /s/ Susan Davis
                                                                  Susan Davis
                                                                Administrator
                                                (Principal Executive Officer)

 Date:  February 12, 2004	                      By: /s/ Evelyn Kimbrough
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

Date: February 12, 2004
                                                                   Susan Davis
                                Administrator and Principal Executive Officer

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

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations nd cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to made known to us by others within those entities,
               particularly ensure that material information relating to the registrant is during the period in which this report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of  the end of the period covered by this report based on such evaluation; and
c.         disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the
              registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: February  12, 2004
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


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

	By:
	Name:	    Susan Davis
	Title:	    Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

	By:
	Name:	    Evelyn Kimbrough
	Title:	    Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by the Center and furnished to the Securities and Exchange Commission or its staff upon request.






10




	13