Form 10KSB
period 2004-03-31
CARC INC
filed 2004-06-29
CIK 720847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-KSB

	Annual Report Under Section 13 or 15(d)
	of the Securities Exchange Act of 1934

	For the fiscal year ended March 31, 2004

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

The issuer's revenues for its most recent fiscal year: 	$3,924,541

The aggregate market value of the voting stock held by non-affiliates of the registrant is unknown and the stock is not currently being traded.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 11, 2004:

Common stock, $1 par value	536,000


Documents Incorporated by Reference

Portions of registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) or definitive information statement (to be filed pursuant to Regulation 14C) for registrant's 2004 annual meeting are incorporated by reference in Part III.

	PART 1

Item 1.		Business.

CARC, Inc., the registrant, was organized under the laws of the State of South Carolina on December 20, 1976 to plan, develop, construct and operate a retirement community (the "Center") in the Clemson, South Carolina area to include residential apartments, an accredited health care center and related recreational and social facilities. The Center's present office is located at 500 Downs Loop, Clemson, South Carolina 29631, and its telephone number is (864) 654-1155.

The principal services rendered by the registrant are retirement community services. They include the operation of a health care center, apartment rentals and providing recreational and other associated services. For the last two fiscal years, the percentage of total revenue contributed by each of these services which provided 15% or more of revenue are as follows:

                                                          2004		2003
1.	Health care center -	45.2%		45.1%

2.	Apartment rentals -	39.8%		40.2%

The apartment buildings at the Center provide a choice of seven floor plans. The apartments rent for between $954 and $1,646 per month, depending on which floor plan is chosen and whether the apartment is rented by one person or a couple. One meal per day for each resident is included in the rental fee. In addition, residents may select additional services including housekeeping and meal delivery. The additional services are billed monthly. Each apartment has a patio deck, and each floor of each building has its own washer and dryer room. All buildings have entrances at ground level. Elevators also serve some buildings. Doors are electric with wheelchair level door openers. There are thermal-pane windows in patio doors. All halls have assist rails and wide doorways. Each apartment unit has individual heating and air-conditioning systems and an individual hot water heater. All the apartments and public areas in the apartment wings are carpeted, with the exception of the kitchen and bathroom areas. The kitchens are fully equipped with a range and oven, refrigerator, dishwasher and disposal. There is an emergency response call system in each apartment and smoke and heat detectors are located throughout the property.

The Assisted Living apartments at the Center offer 4 levels of care. The rent ranges from $2,126 to $2,979 per month depending on the assessed level of care. Three meals per day are included with the rental fee. The Assisted Living apartments have a separate living room and bedroom areas. Each apartment has it's own individual bathroom. The kitchen area has a refrigerator and dishwasher. Housekeeping and laundry are included with the rental fee. All apartments have ground levels entrances and private patios.
 Each apartment has individual heating, air conditioning, and water heater systems. The apartments are carpeted except for the kitchen and bathroom areas. There is an emergency response call system to the nurses' station in Assisted Living. Heat and smoke detectors are in all apartments and common areas. The Assisted Living apartments are staffed 24 hours a day year round.

Item 1.		Business. (continued)

The health care center provides convalescent and rehabilitative treatment to inpatient adults, including those who are admitted after hospitalization and before returning to their homes, and is designed to supplement general hospital care, rather than compete directly with general hospitals. The services furnished by the health care center include room, board, nursing care, drugs, supplies, medical equipment, other medical services, social activities and physical, speech and recreational therapy. The health care center contains private and semi-private rooms. It also has laundry facilities and a reception area. The admission, treatment and discharge of each health care center resident are under the direction of the resident's attending physician. The health care center has a medical director as well as consulting and on-call physicians as required.

The health care center receives payments for resident care directly on a private pay basis.

Health care facility operations are subject to federal, state and local government regulations. Health care facilities are subject to periodic inspection by state licensing agencies to determine whether the standards necessary for continued licensure are maintained. In granting and renewing licenses, the state agencies consider, among other things, the buildings, furniture and equipment; the qualifications of the administrative personnel and staff; the quality of care; and the compliance with the laws and regulations relating to operation of the facilities. Management believes that the health care center at the Center is presently in compliance with all applicable federal, state and local regulations with respect to licensure requirements. However, because those standards are subject to change, there can be no assurance that the health care center will be able to maintain its licenses upon a change in standards, and future changes in those standards could necessitate substantial expenditures by the registrant to comply with them.

The Center competes with other local and regional retirement communities on the basis of reputation and physical appearance and in the case of its health care center on the basis of the quality of care provided. The primary, secondary and tertiary service areas for the Center are as follows:

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

The registrant employs 79 persons, of which 67 are full-time, in its business and believes its relations with its employees are good.

Item 2.		Properties.

The only property owned by the registrant is Clemson Downs, a retirement community located in Clemson, South Carolina, which consists of 95 independent living apartments, 20 assisted living apartments, 52 nursing home beds, a community center which includes a dining room, library, and administrative offices, and an activities building. All buildings are suitable and adequate for which they were designed and are in good state of repair. In management's opinion, all properties are adequately covered by insurance. There is a mortgage with a balance of $2,895,748 at March 31, 2004 that is collateralized by land and buildings.

Item 3.		Legal Proceedings.

Registrant is not currently engaged in legal proceedings of material consequence other than ordinary routine litigation incidental to its business.

Item 4.		Submission of Matters to a Vote of Shareholders.

No matters were submitted to a vote of shareholders during the fourth quarter of 2004.


	PART II


Item 5.		Market for the Registrant's Common Equity and Related Stockholder
Matters.

There is no established public trading market for the registrant's common stock. The Center has served as agent in transferring shares from stockholders to new residents interested in obtaining shares and has received fees for these services. At March 31, 2004, there are approximately 536 holders of the registrant's common stock. There have been no cash dividends declared or paid during the past two fiscal years to the holders of the registrant's common stock.

Item 6. 	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

The discussion and analysis that follows discusses the financial condition, results of operations, liquidity and capital resources of the registrant.

Financial Condition

At March 31, 2004 and 2003, assets were $6.1 million and $6.3 million, respectively. The balance sheet of the Center has not materially changed from March 31, 2003 to March 31, 2004.

Results of Operations

Net income for the years ended March 31, 2004 and 2003 was $104,000 and $90,000, respectively. The increase of $14,000 was primarily the result of the facility's increase in rates. The Health Care Center, apartments and assisted living experienced steady occupancy of greater than 95% for the year.

 Operating Revenues

Operating revenues for the years ended March 31, 2004 and 2003 totaled $3.92 million and $3.85 million, respectively. The increase in revenues is primarily due to an increase of 1.5% in rates charged to residents effective August 1, 2003.

Operating Expenses

Operating expenses for the years ended March 31, 2004 and 2003 were $3.8 million and $3.7 million, respectively. Administrative and general expense increased approximately $42,000 due to $23,000 of expenses related to exploration of potential reorganization as a non-profit entity and $10,000 of employee appreciation expenses.


Nonoperating revenue

Net nonoperating revenue for the year ended March 31, 2004 decreased approximately $2,000 due to a reduction in interest income from decreased interest rates paid on certificates of deposit and other interest-earning accounts.

Liquidity

The Center generated $415,000 in cash flows from operating activities for the year ended March 31, 2004. The cash flows were used primarily to fund $56,000 of capital expenditures and net repayment of long-term debt of $293,000.

Future Commitments for Capital Expenditures

Management has no anticipated commitments for future capital expenditures as of March 31, 2004.

Item 7.			Financial Statements.

The financial statements required to be filed are attached hereto following the signature page.

Item 8.		Changes in and Disagreement with Accountants on Accounting and
Financial Disclosure.

N/A

Item 8a.		Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Center's management, including the Center's Administrator and Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Based upon that evaluation, the Center's Administrator and Principal Executive Officer and Principal Financial Officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Center in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

There have not been any changes in the Center's internal control over financial reporting during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Center's internal control over financial reporting.

Item 8b.		Other Information

N/A


PART III

Item 9.				Directors and Executive Officers of the Registrant.

The Center has adopted a code of ethics applicable to our principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics will be provided to any person without charge, upon request by writing to the Corporate Secretary. The address for any request is CARC, Inc., 500 Downs Loop, Clemson, SC 29631.

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

13 2004 Annual Report to stockholders, is filed here within

31.1 Sarbanes-Oxley Section 302(a) Certification - Administrator and
              Principal Executive Officer

31.2 Sarbanes-Oxley Section 302(a) Certification - Principal Financial Officer

32 Certification of Administrator and Principal Executive Officer and
              Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

      b.      Reports on Form 8-K

On March 5, 2004, the Center filed a current report on Form 8-K reporting under Item 4.


Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant under the various categories are as follows:

Fees
2004
2003



Audit Fees (1)
	$	22,100
	$	21,000



Audit - Related Fees
	$	-
	$	-



Tax Fees (2)
	$	2,340
	$	1,650



All Other Fees (3)
	$	12,975
	$	-

All of these fees were approved by the Center's audit committee and all services were performed by the principal accountants' full-time, permanent employees.

(1) "Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our annual financial statements, the review of our interim financial statements included in quarterly reports, and the audit in connection with regulatory filings.

(2) "Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax advice. These services include assistance regarding federal and state tax compliance.

(3) "All Other Fees" consist of fees for products and services other than the service reported above. In fiscal 2004, this category included fees related to exploration of potential reorganization as a not-for-profit entity.



	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CARC, Inc.

Date: 			 by:
					Susan Davis
					Administrator
					(Principal Executive Officer)


Date: 			by:
					Evelyn Kimbrough
					Accountant
				(Principal Financial Officer)


			Exhibit 31.1
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

4. 	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. 	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. 	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. 	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. 	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: 				       /s/ Susan Davis
Susan Davis
	Administrator and Principal Executive Officer


				Exhibit 31.2
                          Sarbanes-Oxley Section 302(a) Certification

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b.	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: 		/s/ Evelyn Kimbrough
       Evelyn Kimbrough								Principal Financial Officer


				                                                              Exhibit 32
Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of CARC, Inc. on Form 10-KSB for the year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:	Susan Davis
				Title:	Administrator and Principal Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of CARC, Inc. on Form 10-KSB for the year ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer



A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by CARC, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.









	Independent Auditors' Report


The Board of Directors
CARC, Inc.
Clemson, South Carolina

We have audited the accompanying balance sheets of CARC, Inc. (the "Center") as of March 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Center's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CARC, Inc. as of March 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina
May 5, 2004


CARC, INC
Balance Sheet
March 31, 2004 and 2003

Assets


























2004


2003














Current assets:











Cash and cash equivalents


$
742,678

$
676,672



Accounts receivable, net of allowance











for doubtful accounts of $5,000 in










2004 and 2003


159,088


152,082



Other receivables



                 -


592



Prepaid expenses



38,741


39,939



Inventory



27,589


16,820



Deferred income tax asset



11,000


36,000
















Total current assets

979,096


922,105
























Property, buildings, and equipment, net




4,887,245


5,157,321


Deposits in escrow




154,927


148,712


Other assets




84,605


95,894



























Total assets
$
6,105,873

$
6,324,032



























CARC, INC.
Balance Sheet (continued)
March 31, 2004 and 2003

Liabilities and Stockholders' Equity
























2004


2003












Current liabilities:










Current installments of long-term debt


$
315,361

$
295,927


Accounts payable



49,940


60,878


Accrued liabilities



159,158


185,445














Total current liabilities

524,459


542,250











Refundable entrance fees




154,927


148,712

Long-term debt, excluding current installments




2,591,387


2,903,738

Deferred income tax liability




        18,000


16,000














Total liabilities

3,288,773


3,610,700











Stockholders' equity:










Common stock $1 par value. Authorized










600,000 shares; issued and outstanding









536,000 shares


536,000


536,000


Additional paid-in capital



2,111,886


2,111,886


Retained earnings (accumulated deficit)



169,214


65,446














Total stockholders' equity

2,817,100


2,713,332














Total liabilities and stockholders' equity
$
6,105,873

$
6,324,032

























CARC, INC.
Statements of Operations
Years Ended March 31, 2004 and 2003


























2004


2003




Operating revenues:
















Apartments






$
  1,558,624

$
  1,550,596




Assisted Living







     583,899


     558,478




Health Care Center







  1,768,542


  1,738,424




Miscellaneous







         7,983


         7,360





Total operating revenues






  3,919,048


  3,854,858



















Operating expenses:
















Apartments







     515,459


     500,610




Assisted Living







     429,802


     436,611




Health Care Center







  1,228,555


  1,223,514




Maintenance and repair







     142,607


     155,493




Housekeeping







     214,603


     209,953




Administrative and general







     386,184


     343,979




Depreciation and amortization







     365,431


     371,678




Utilities







     186,289


     181,615




Interest







     214,465


     230,607




Property taxes







       90,878


       84,358





Total operating expenses






  3,774,273


  3,738,418





















Income from operations






     144,775


     116,440



















Nonoperating revenue:
















Interest income







         5,493


         7,720



















Income before income taxes








     150,268


     124,160



















Income tax expense








       46,500


       34,000



















Net income







$
     103,768

$
       90,160



















Basic and diluted earnings per share







$
0.19

$
0.17



















Weighted average number of shares








     536,000


     536,000





















Calculation of income/loss






3/31/04


3/31/03





Dietary Revenue






  1,056,117


  1,060,956





Dietary Expense






     882,604


     868,569












     173,513


     192,387




Revenue:
















Apartments






411886


413773
39%




Health Care






     454,130


     456,210
43%




Assisted Living






     190,101


     190,973
18%











1056117


1060956
100%



Expenses:
















Apartments






344,216


338,742





Health Care






379,519


373,485





Assisted Living






158,869


156,342












882,604


868,569






CARC, INC.
Statements of Stockholders' Equity
Years Ended March 31, 2004 and 2003


































Additional


Retained Earnings


Total




Common


Paid-In


(Accumulated


Stockholders'




Stock


Capital


 Deficit)


Equity
















Balances at March 31, 2002

$
    536,000

$
  2,111,886

$
             (24,714)

$
  2,623,172















Net income


         -


         -


              90,160


      90,160















Balances at March 31, 2003


    536,000


  2,111,886


              65,446


  2,713,332















Net income


         -


         -


            103,768


     103,768















Balances at March 31, 2004

$
    536,000

$
  2,111,886

$
            169,214

$
  2,817,100


















CARC, INC.
Statements of Cash Flows
Years Ended March 31, 2004 and 2003
































2004


2003














Cash flows from operating activities:












Net income




$
     103,768

$
       90,160


Adjustments to reconcile net income to net cash












provided by operating activities:












Depreciation and amortization



     365,431


     371,678




Deferred income tax expense



       27,000


       34,000




Decrease (increase) in:












Deposits in escrow


       (6,215)


       (6,082)





Accounts receivable, net


       (7,006)


         7,981





Other receivables


            592


          (480)





Prepaid expenses


         1,198


       (8,533)





Inventory


     (10,769)


                -




Increase (decrease) in:












Accounts payable


     (38,894)


       (1,206)





Accrued liabilities


     (26,287)


       27,887





Unearned revenue


                -


     (12,774)





Refundable entrance fees


         6,215


         6,082






Net cash provided by operating activities

     415,033


     508,713













Cash flows from investing activities:












Purchase of property and equipment





     (56,110)


     (83,633)






Net cash used in investing activities

     (56,110)


     (83,633)













Cash flows from financing activities:












Principal payments of long-term debt





   (292,917)


   (274,331)






Net cash used in financing activities

   (292,917)


   (274,331)


















Net increase in cash and cash equivalents

       66,006


     150,749













Cash and cash equivalents, at beginning of year






     676,672


     525,923













Cash and cash equivalents, at end of year





$
     742,678

$
     676,672















	CARC, INC.
	Notes to Financial Statements
              March 31, 2004 and 2003




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

As supplemental disclosure to the statements of cash flows, the Center paid interest amounting to $216,151 in 2004 and $234,737 in 2003. The Center paid $2,700 for income taxes in 2004 and paid no income taxes in 2003. In 2004, t he Center had a $27,956 non-cash accrual for purchase of equipment.

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

Earnings Per Share - Basic earnings per share were computed by dividing earnings available to shareholders by the weighted average number of common shares outstanding. There are no common stock equivalents outstanding that would have a dilutive effect on earnings per share.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.	Property, Building, and Equipment

A summary of property, buildings, and equipment at March 31 follows:


2004
2003



			Land and land improvements
	$	561,560
	$	550,220
			Buildings
		9,407,890
		9,407,890
			Equipment
		882,885
		810,157
			Vehicles
	  	99,563
	  	99,563

		10,951,898
		10,867,830
			Less accumulated depreciation
	  	6,064,653
	  	5,710,509



				Property, buildings and equipment, net
	$	4,887,245
	$	5,157,321

3.	Long-Term Debt

The Center has a mortgage note secured by its land and buildings with monthly payments of $41,422, including interest at 6.97%, payable through October 2011. The outstanding balance on the note at March 31, 2004 and 2003 was $2,895,748 and $3,176,665, respectively.

The mortgage note has certain restrictive covenants pertaining to its current ratio, working capital, cash flow coverage ratio, and tangible worth. The Center is also limited as to property and equipment purchases and must maintain a balance of $250,000 in a project maintenance account. This balance is reported in cash and cash equivalents on the balance sheet. If the balance falls below this minimum, the Center must deposit $3,000 per month into this account until the minimum balance is attained. As of March 31, 2004, the Center was in compliance with such covenants or received a waiver for events of noncompliance.

In May 2001, the Center signed a promissory note (without collateral or interest) payable to a resident. Funds obtained from the note were used to purchase a vehicle. Terms of the note include 44 monthly payments of $1,000, beginning in July 2001 and the balance outstanding at March 31, 2004 and 2003 was $11,000 and $23,000, respectively.

The aggregate annual maturities of long-term debt for each of the five years subsequent to March 31, 2004 and thereafter are as follows:

			2005

	$	315,361
			2006

		326,266
			2007

		349,748
			2008

		374,919
			2009

		401,902
			Thereafter

	  	1,138,552





	$	2,906,748


4.	Income Taxes and Deferred Income Taxes

The components of the net deferred income tax assets are as follows:


2004
2003
			Deferred income tax asset:


				Net operating loss carryovers
	$	-
	$	25,200
				Accrued expense not currently deductible


					for tax purposes
		9,600
		9,000
				Bad debts expense not currently deductible


					for tax purposes
	  	1,400
	  	1,800

		11,000
		36,000



			Deferred income tax liability:


				Tax depreciation greater than book depreciation
	    	(18,000)
	    	(16,000)



						Net deferred income tax asset (liability)
	$	 (7,000)
	$	 20,000


The effective tax rate on income before income taxes was different than amounts computed by applying the statutory federal tax rate of 34% to income before income taxes. The reasons for these differences are as follows:

2004
2003



			Income taxes at statutory rate
	$	51,000
	$	42,000



			Increase (decrease) resulting from:


				State taxes, net of federal tax benefit
		5,000
		4,000
				Surtax exemption
		(3,000)
		(11,000)
				Other
		-
		(1,000)
				Deferred tax rate adjustment
	    	(6,500)
	  	-



						Actual income tax  expense
	$	46,500
	$	34,000


5.	Retirement Plan

The Center has a 401(k) Retirement Plan for all employees who are at least eighteen years of age and have completed one year of service. Active participants may elect to have the Center make salary reduction contributions on their behalf based on a percentage of their earnings, not to exceed 15%. The Center has the option of making an annual discretionary contribution and can also match each employees' contribution to the plan up to a predetermined limit. The Center's combined contribution totaled $17,688 and $21,341 for the years ended March 31, 2004 and 2003, respectively.


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

The estimated fair value of long-term notes payable is based on discounting amounts at contractual rates using current market rates for similar instruments. The total carrying value of debt at March 31, 2004 and 2003 was approximately $2,907,000 and $3,200,000, respectively, which approximates market value.

7.	Operating Lease

The Center has noncancelable operating leases for two copiers which expire in January 2007 and April 2008. Rental expenses for these leases consisted of $2,745 and $1,215 for the years ended March 31, 2004 and 2003, respectively.

Future minimum lease payments under this operating lease as of March 31, 2004 are:

	2005

	$	3,490
	2006

		3,490
	2007

		3,389
	2008

	  	2,153
	2009

	  	135





	$	12,657








2


12







	11


13



18


CARC, INC.		Notes to Financial Statements (continued)


9