Form 10QSB
period 2004-06-30
CARC INC
filed 2004-08-17
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2004.

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of June 30, 2004 was 536,000.

Transitional Small Business Disclosure Format:
Yes    [   ]						No	[  X ]


	CARC, INC.

Form 10-QSB Index


Part I.			FINANCIAL INFORMATION

Item 1.			Financial Statements

				Unaudited Balance Sheet at June 30, 2004	1

				Unaudited Statements of Operations
					for the Three Months Ended
					June 30, 2004 and 2003	2

				Unaudited Statement of Stockholders'
					Equity for the Three Months
					Ended June 30, 2004	3

				Unaudited Statements of Cash Flows for
					the Three Months Ended
					June 30, 2004 and 2003	4

				Notes to Interim Financial Statements	5

Item 2.			Management's Discussion and Analysis of
				Financial Condition and Results of
				Operations	6

Item 3.			Controls and Procedures	7

Part II.		OTHER INFORMATION

Item 1.			Legal Proceedings		8
Item 2.			Changes in Securities		8
Item 3.			Defaults Upon Senior Securities	8
Item 4.			Submission of Matters to a Vote of Security Holders   8
Item 5.			Other Information	9
Item 6.			Exhibits and Reports on Form 8-K	9
				Signatures 	10-13




CARC, INC.
Balance Sheet
June 30, 2004
(unaudited)
Assets








Current assets:




Cash and cash equivalents
$
777,424


Accounts receivable, net of allowance for





contractual adjustments of $5,000

154,324


Inventory

27,589


Prepaid expenses

24,990


Deferred income tax asset

11,000











Total current assets

995,327








Property, building, and equipment, net

4,825,617

Deposits in escrow

158,594

Other assets

81,783












$
6,061,321

Liabilities and Stockholders' Equity








Current liabilities:




Current installments of long-term debt
$
320,695


Accounts payable

56,245


Accrued liabilities

156,196




Total current liabilities

533,136








Deferred income tax liability

18,000

Refundable entrance fees

158,594

Long-term debt, excluding current installments

2,509,933




Total liabilities

3,219,663








Stockholders' equity:




Common stock $1 par value. Authorized 600,000





Shares; issued and outstanding 536,000 shares

536,000


Additional paid-in capital

2,111,886


Retained earnings

193,772




Total stockholders' equity

2,841,658












$
6,061,321



CARC, INC.
Statements of Operations
For the Three Months Ended June 30, 2004 and 2003
(unaudited)







Three Months Ended,








June 30,











2004


2003

Operating revenues:













Apartments






$
     402,068

$
     385,469


Health Care Center







     437,354


     443,867


Assisted living







     155,148


     137,023


Miscellaneous







         1,571


            861



Total operating revenues







     996,141


     967,220
















Operating expenses:













Apartments







     126,387


     121,931


Health Care Center







     324,079


     307,069


Assisted living







     111,842


     107,962


Maintenance and repair







       31,459


       37,603


Housekeeping







       53,995


       52,452


Administrative and general







     102,392


       79,236


Depreciation and amortization







       92,408


       91,814


Utilities







       42,721


       42,327


Interest







       51,148


       56,180


Property taxes







       22,960


       22,719



Total operating expenses







     959,391


     919,293


















Income from operations







       36,750


       47,927
















Nonoperating revenue:













Interest income







         1,608


         1,213
















Income before income taxes







       38,358


       49,140
















Income tax expense







       13,800


       19,000

















Net income






$
       24,558

$
       30,140
















Basic and diluted earnings per share






$
           0.05

$
           0.06
















Weighted average number of shares













outstanding during the period







     536,000


     536,000




CARC, INC.
Statements of Stockholders' Equity
For the Three Months Ended June 30, 2004
(unaudited)
































Additional




Total



Common

Paid-In

Retained

Stockholders'



Stock

Capital

Earnings

Equity















Balances at March 31, 2004

$
    536,000

$
  2,111,886

$
    169,214

$
  2,817,100















Net income


              -


              -


      24,558


      24,558















Balances at June 30, 2004

$
    536,000

$
  2,111,886

$
    193,772

$
  2,841,658




















































































































CARC, INC.
Statements of Cash Flows
(unaudited)







Three Months Ended,








June 30,







2004

2003













Cash flows from operating activities:







Net income
$
       24,558

$
       30,140


Adjustments to reconcile net income to net cash








provided by operating activities:









Depreciation and amortization

       92,408


       91,814




Loss on sale of equipment

                -


                -




Deferred income tax expense

                -


       19,000




Accretion

                -


                -




Decrease (increase) in:










Cash - funds held for others

         3,667


       (6,499)





Accounts receivable, net

         4,764


       (2,768)




Other receivables

                -


                -





Prepaid expense

       13,751


       (3,453)





Inventory

                -


                -




Increase (decrease) in:










Accounts payable

       34,261


       (3,998)





Accrued liabilities

       (2,962)


     (13,196)





Unearned revenue

                -


                -





Deposits held for others

       (3,667)


         6,499






Net cash provided by operating activities

     166,780


     117,539













Cash flows from investing activities:







Maturities of investments

                -


                -


Capital expenditures

     (55,914)


     (13,169)


Increase in restricted escrow cash account

                -


                -













Cash flows from financing activities:







Long-term debt modification fees

                -


                -


Principal payments of long-term debt

     (76,120)


     (71,086)


Proceeds from construction loan




                -


















Net increase in cash and cash equivalents

       34,746


       33,284













Cash and cash equivalents, at beginning of period

742,678


     676,672













Cash and cash equivalents, at end of period
$
     777,424

$
     709,956













Supplemental disclosure:







Cash paid for interest
$
       52,834

$
       60,310


Cash paid for income taxes
$
       29,500

$
                -


















	CARC, INC.
	Notes to Interim Financial Statements
	June 30, 2004



(1)	Basis of Presentation

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2004 of CARC,
Inc., (the "Center") as filed with the Securities and Exchange Commission.

(2)	Interim Periods

In the opinion of the Center, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.





Item 2.		Management's Discussion and Analysis of Financial Condition and
 Results of Operations

		Financial Condition

The balance sheet of the Center has not materially changed from March 31, 2004 to June 30, 2004. Working capital was approximately $462,000 at June 30, 2004 compared to $455,000 at March 31, 2004.

Results of Operations - For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Operating Revenues

Operating revenues for the three months ended June 30, 2004 and 2003 were $996,000 and $967,000, respectively. Operating revenues increased due to a 1.5% rate increase effective August 2003, as well as 5% increases in occupancy of apartments and assisted living.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 and 2003 were $959,000 and $919,000, respectively. Total expenses increased approximately $40,000 due to the increase in occupancy of apartments and assisted living. Health Care Center expenses increased $17,000 through increased payroll costs associated with staffing needs for consistently higher occupancy and dietary costs now included here. Administrative and general expenses have increased approximately $23,000 due primarily to $10,000 of expenses related to potential reorganization as a non-profit entity, $3,500 of increased salaries, $3,800 for temporary employees, and $3,300 for marketing and subscriptions.

Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, for the three months ended June 30, 2004 and 2003 remained relatively stable.

Liquidity

The Center generated $167,000 in cash flows from operating activities for the three months ended June 30, 2004. The cash flows were used primarily for capital expenditures of $56,000 and to repay principal on long-term debt of $76,000.


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

The Annual Meeting of Stockholders of the Center ("Meeting") was held on June 30, 2004. The results of the vote on the matters presented at the Meeting were as follows:

1. The following individuals were elected as trustees by a vote of 336 in favor and 4 abstaining, each for a one-year term:

	Bob Atwater
	Fritz Briggs
Nell Watson Carpenter
Bob Connors
Thomas Efland
Gaston Gage
Martha Robinson
Florence Stewart
Warren Wagner

2. Ratification of the appointment of Dixon Hughes PLLC as the Center's independent audit firm was approved by a vote of 334 for, 4 against, and 2 abstained.
			Item 5.	Other Information

	None.

Item 6.		Exhibits and Reports on Form 8-K


A.	31.1				Sarbanes-Oxley Section 302(a) Certification
 by the Administrator and Principal Executive Officer

	31.2				Sarbanes-Oxley Section 302(a) Certification
 by the Principal Financial Officer


	32				Certification of Administrator and Principal
 Executive Officer and Principal Financial Officer under Section 906 of the
 Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K:		None


Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina




Date:  				by:
Susan Davis
Administrator
(Principal Executive Officer)    Date:  				by:
					Evelyn Kimbrough
				Accountant
				(Principal Financial and
				 Accounting Officer)
 				Exhibit 31.1
Sarbanes-Oxley Section 302(a) Certification

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

Date: ----------, 2004
                                Susan Davis
			Administrator and Principal Executive Officer

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

Date: ----------, 2004
                                Evelyn Kimbrough
			Principal Financial Officer

Exhibit 32


Certification of Chief Executive Officer and Chief Financial
Officer
Pursuant to
18 U.S.C. Section 1350
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

			By:
			Name:	Susan Davis
			Title:	Administrator and Principal Executive Officer



I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by the Center and furnished to the Securities and Exchange Commission or its staff upon request.
??

??

??

??




13