Form 10QSB
period 2004-09-30
CARC INC
filed 2004-11-15
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD
 ENDED SEPTEMBER 30, 2004

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of September 30, 2004 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at September 30, 2004	      1

			Unaudited Statements of Operations for the
				Three Months and Six Months Ended
				September 30, 2004 and 2003	                             2

			Unaudited Statement of Stockholders' Equity
				for the Six Months Ended September 30, 2004   3

			Unaudited Statements of Cash Flows for the Six
				Months Ended September 30, 2004 and 2003     4

			Notes to Interim Financial Statements	                 5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of
			Operations	                                                           6 - 7

Item 3.		Controls and Procedures. 	                                          8

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	                                                  9
Item 2.		Changes in Securities	                                         9
Item 3.		Unregistered Sales of Equity Securities and Use of Proceeds    9
Item 4.		Submission of Matters to a Vote of Security Holders	    9
Item 5.		Other Information	                                              9
Item 6.		Exhibits	                                                          9
		Signatures	                                                10 - 13


CARC, INC.
Balance Sheet
September 30, 2004
(unaudited)

Assets








Current assets:




Cash and cash equivalents
$
841,576


Accounts receivable, net of allowance for





contractual adjustments of $5,000

148,704


Inventory

27,589


Prepaid expenses

26,279


Deferred income tax asset

11,000











Total current assets

1,055,148








Property, building, and equipment, net

4,736,101

Entrance fees in escrow

159,893

Deferred income tax asset



Other assets

78,961












$
6,030,103

Liabilities and Stockholders' Equity








Current liabilities:




Current installments of long-term debt
$
326,123


Accounts payable

33,443


Accrued liabilities

206,321




Total current liabilities

565,887








Deferred income tax liability

18,000

Refundable entrance fees

159,893

Long-term debt, excluding current installments

2,427,067




Total liabilities

3,170,847








Stockholders' equity:




Common stock $1 par value. Authorized 600,000





shares; issued and outstanding 536,000 shares

536,000


Additional paid-in capital

2,111,886


Retained earnings

211,370




Total stockholders' equity

2,859,256












$
6,030,103




                                                   1






CARC, INC.
Statements of Operations
For the Three and Six Months Ended September 30, 2004 and 2003
(Unaudited)





Three Months Ended,


Six Months Ended,




June balances used to calculate change for the




September 30


September 30




quarter, including the allocated dietary rev/exp.




2004


2003


2004


2003




Jun-04


Jun-03
Operating revenues:




















Apartments
$
    398,231

$
     383,530

$
    800,299

$
     768,999



$
402068

$
385469

Health Care Center

    436,829


     440,978


    874,183


     884,845




437354


443867

Assisted living

    160,330


     142,458


    315,478


     279,481




155148


137023

Miscellaneous

        1,188


         2,245


        2,759


         3,106




1571


861


Total operating revenues

    996,578


     969,211


 1,992,719


  1,936,431




996141


967220






















Operating expenses:




















Apartments

    129,913


     130,834


    256,300


     252,765




126387


121931

Health Care Center

    327,381


     306,968


    651,460


     614,037




324079


307069

Assisted living

    110,012


     104,570


    221,854


     212,532




111842


107962

Maintenance and repair

      34,749


       39,815


      66,208


       77,418




31459


37603

Housekeeping

      52,865


       52,824


    106,860


     105,276




53995


52452

Administrative and general

    103,919


       87,584


    206,310


     166,820




102392


79236

Depreciation and amortization

      92,336


       91,331


    184,744


     183,145




92408


91814

Utilities

      50,664


       48,513


      93,385


       90,840




42721


42327

Interest

      49,829


       54,953


    100,977


     111,133




51148


56180

Property taxes

      22,959


       22,718


      45,920


       45,437




22960


22719


Total operating expenses

    974,627


     940,110


 1,934,018


  1,859,403




959391


919293
























Income from operations

      21,951


       29,101


      58,701


       77,028




36750


47927






















Nonoperating revenue:




















Interest and investment income

        1,047


         1,011


        2,655


         2,224




1608


1213

Gain on sale of asset

                -


                -


                -


                -










Nonoperating revenue

        1,047


         1,011


        2,655


         2,224






























Income before income taxes

      22,998


       30,112


      61,356


       79,252



$
38358


49140






















Income tax expense

        5,400


       10,500


      19,200


       29,500



$
13800


19000























Net income
$
      17,598

$
       19,612

$
      42,156

$
       49,752




24558

$
30140






















Basic earnings per share
$
0.03

$
           0.04

$
          0.08

$
           0.09




0.04582

$
0.05623






















Weighted average number of shares














536000


536000

outstanding during the period

    536,000


     536,000


    536,000


     536,000












      2










































CARC, INC.
Statements of Stockholders' Equity
For the Six Months Ended September 30, 2004
(unaudited)

































Additional




Total



Common

Paid-In

Retained

Stockholders'



Stock

Capital

Earnings

Equity















Balances at March 31, 2004

$
    536,000

$
  2,111,886

$
    169,214

$
  2,817,100















Net income


              -


              -


      42,156


      42,156















Balances at September 30, 2004
$
    536,000

$
  2,111,886

$
    211,370

$
  2,859,256
































         3













CARC, INC.
Statements of Cash Flows
(unaudited)








Six Months Ended,








September 30,







2004

2003













Cash flows from operating activities:







Net income
$
       42,156

$
       49,752


Adjustments to reconcile net income to net cash








provided by operating activities:









Depreciation and amortization

     184,744


     183,145




Loss on sale of equipment

                -


                -




Deferred income tax expense

                -


       29,500




Accretion

                -


                -




Decrease (increase) in:










Cash - funds held for others

         4,966


         2,485





Accounts receivable, net

       10,384


       (9,864)




Other receivables

                -


                -





Prepaid expense

       12,462


       (2,132)





Inventory

                -


                -




Increase (decrease) in:










Accounts payable

       11,461


     (21,021)





Accrued liabilities

       47,163


       26,272





Unearned revenue

                -


                -





Deposits held for others

       (4,966)


       (2,485)






Net cash provided by operating activities

     308,370


     255,652













Cash flows from investing activities:







Maturities of investments

                -


                -


Capital expenditures

     (55,914)


     (13,170)


Increase in restricted escrow cash account

                -


                -













Cash flows from financing activities:







Long-term debt modification fees

                -


                -


Principal payments of long-term debt

   (153,558)


   (143,401)


Proceeds from construction loan




                -


















Net increase in cash and cash equivalents

       98,898


       99,081













Cash and cash equivalents, at beginning of period

742,678


     676,672













Cash and cash equivalents, at end of period
$
     841,576

$
     775,753













Supplemental disclosure:







Cash paid for interest
$
     102,663

$
     115,263


Cash paid for income taxes
$
       29,500

$
                -






                                          4









	CARC, INC.
	Notes to Interim Financial Statements
	September 30, 2004


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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.






Item 2.		Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
Financial Condition

Current assets of the Center have increased approximately $90,000 from March 31, 2004 to September 30, 2004. Working capital was approximately $487,000 at September 30, 2004 compared to $455,000 at March 31, 2004. The Center purchased a $50,000 CD during the third quarter of the 2004 fiscal year end and the remaining increase is in operating cash.

Results of Operations - For the three and six months ended September 30, 2004 compared to the three and six months ended September 30, 2003.

Operating Revenues

Operating revenues for the six months ended September 30, 2004 and 2003 were $1,993,000 and $1,936,000, respectively. Operating revenues increased due to a 1.5% rate increase effective August 2003, as well as a 4% increase in occupancy of apartments.
Operating revenues for the three months ended September 2004 as compared to the three months ended September 2003 increased approximately $27,000 as a result of the 1.5% rate increase and occupancy that was consistently at or just below the maximum.

Operating Expenses

Operating expenses for the six months ended September 30, 2004 and 2003 were $1,934,000 and $1,859,000, respectively. Total expenses increased approximately $75,000 due to increases in occupancy of apartments and assisted living. Health Care Center expenses increased $37,000 through increased payroll costs associated with staffing needs for consistently higher occupancy and dietary costs now included here. Administrative and general expenses have increased approximately $39,000 due primarily to $18,000 of expenses related to potential reorganization as a non-profit entity, $8,600 of increased salaries, $3,400 for increased health insurance premiums, $4,500 for temporary employees, and $3,300 for marketing and subscriptions.

Operating expenses for the three months ended September 2004 were approximately $35,000 over the same period in 2003. Health Care Center expenses increased approximately $20,000 due to increased staffing needs associated with higher occupancy. Assisted living expenses increased approximately $6,000 as a result of increased staffing to provide additional services requested by residents. Administrative and general expenses increased approximately $16,000 from costs related to the potential reorganization as a nonprofit and increased salaries and employee benefit costs. These increases were offset by a $5,000 decrease in interest expense from the second quarter of fiscal year 2004. Repairs and maintenance expenses also decreased approximately $5,000 from the second quarter of fiscal year 2004 due to changes in staffing.




Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, for the three and six months ended September 30, 2004 and 2003 remained relatively stable.

    Liquidity

The Center generated $308,000 in cash flows from operating activities for the six months ended September 30, 2004. The cash flows were used primarily for capital expenditures of $56,000 and to repay principal on long-term debt of $154,000.







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

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

There have been no changes in securities during the reporting period.

Item 3.		Defaults Upon Senior Securities

None.

Item 4.		Submission of Matters to a Vote of Security Holders

None.

Item 5.		Other Information

None.


Item 6.		Exhibits

A.	31.1	Sarbanes-Oxley Section 302(a) Certification by the Administrator
                        and Principal Executive Officer

	31.2	Sarbanes-Oxley Section 302(a) Certification by the Principal
                        Financial Officer


	32	Certification of Administrator and Principal Executive Officer and
                        Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002






Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CARC, Inc.
Clemson, South Carolina





Date:        	            By: 		________________
                                           Susan Davis
                                           Administrator
                                           (Principal Executive Officer)

Date:         ____	By: 		_______________
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September
30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Susan Davis
				Title:		Administrator and Principal
 Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended September
30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Evelyn Kimbrough
				Title:		Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to CARC, Inc. and will be retained by the Center and furnished to the Securities and Exchange Commission or its staff upon request.



??

??

??

??



1416




6




	14