Form 10QSB
period 2004-12-31
CARC INC
filed 2005-02-14
CIK 720847

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Form 10-QSB

[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 	FOR THE QUARTERLY PERIOD
ENDED DECEMBER 31, 2004

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM
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

Yes    [ X ]						No	[    ]

The number of shares outstanding of the Issuer's Shares of Common Stock as of December 31, 2004 was 536,000.

Transitional Small Business Disclosure Format:

Yes    [   ]						No	[  X ]

	CARC, INC.




Form 10-QSB Index


Part I.		FINANCIAL INFORMATION

Item 1.		Financial Statements

			Unaudited Balance Sheet at December 31, 2004	1

			Unaudited Statements of Operations for the
				Three Months and Nine Months Ended
				December 31, 2004 and 2003	2

			Unaudited Statement of Stockholders'
				Equity for the Nine Months
				Ended December 31, 2004	3

			Unaudited Statements of Cash Flows for
				the Nine Months Ended
				December 31, 2004 and 2003	4

			Notes to Interim Financial Statements	5

Item 2.		Management's Discussion and Analysis of
			Financial Condition and Results of Operations	6 - 7

Item 3.		Controls and Procedures. 	8

Part II.		OTHER INFORMATION

Item 1.		Legal Proceedings	9
Item 2.		Changes in Securities	9
Item 3.		Unregistered Sales of Equity Securities and Use of
Proceeds	9
Item 4.		Submission of Matters to a Vote of Security Holders
	9
Item 5.		Other Information	9
Item 6.		Exhibits	10 - 12
		Signatures	13



CARC,INC.
Balance Sheet
December 31, 2004
(unaudited)
Assets








Current assets:




Cash and cash equivalents
$
840,965


Accounts receivable, net of allowance for





contractual adjustments of $5,000

164,204


Inventory

27,589


Prepaid expenses

33,141


Deferred income tax asset

11,000











Total current assets

1,076,899








Property, building, and equipment, net

4,646,946

Entrance fees in escrow

160,461

Deferred income tax asset



Other assets

76,138












$
5,960,444

Liabilities and Stockholders' Equity








Current liabilities:




Current installments of long-term debt
$
331,646


Accounts payable

24,210


Accrued liabilities

201,914




Total current liabilities

557,770








Deferred income tax liability

18,000

Refundable entrance fees

160,461

Long-term debt, excluding current installments

2,342,250




Total liabilities

3,078,481








Stockholders' equity:




Common stock $1 par value. Authorized 600,000





shares; issued and outstanding 536,000 shares

536,000


Additional paid-in capital

2,111,886


Retained Earnings

234,077




Total stockholders' equity

2,881,963












$
5,960,444










CARC, INC.
Statements of Operations
For the Three and Nine Months Ended December 31, 2004 and 2003
(Unaudited)




Three Months Ended,


Nine Months Ended,




Sept balances used to calculate change for the




December 31


December 31




quarter, including the allocated dietary rev/exp.




2004


2003


2004


2003




Sep-04


Sep-03
Operating revenues:




















Apartments
$
    399,860

$
     395,250

$
 1,200,159

$
  1,164,249



$
800299

$
768999

Health Care Center

    442,841


     451,003


 1,317,024


  1,335,848




874183


884845

Assisted living

    154,259


     155,560


    469,737


     435,041




315478


279481

Miscellaneous

        1,783


         3,681


        4,542


         6,787




2759


3106


Total operating revenues

    998,743


  1,005,494


 2,991,462


  2,941,925




1992719


1936431






















Operating expenses:




















Apartments

    132,144


     135,811


    388,444


     388,576




256300


252765

Health Care Center

    316,678


     313,095


    968,138


     927,132




651460


614037

Assisted living

    115,149


     109,110


    337,003


     321,642




221854


212532

Maintenance and repair

      34,546


       32,249


    100,754


     109,667




66208


77418

Housekeeping

      56,316


       54,859


    163,176


     160,135




106860


105276

Administrative and general

    103,721


       93,347


    310,031


     260,167




206310


166820

Depreciation and amortization

      91,979


       90,786


    276,723


     273,931




184744


183145

Utilities

      44,319


       44,553


    137,704


     135,393




93385


90840

Interest

      47,972


       53,132


    148,949


     164,265




100977


111133

Property taxes

      22,961


       22,722


      68,881


       68,159




45920


45437


Total operating expenses

    965,785


     949,664


 2,899,803


  2,809,067




1934018


1859403
























Income from operations

      32,958


       55,830


      91,659


     132,858




58701


77028






















Nonoperating revenue:




















Interest and investment income

        4,449


         2,264


        7,104


         4,488




2655


2224

Gain on sale of asset

                -


                -


                -


                -







0


Nonoperating revenue

        4,449


         2,264


        7,104


         4,488







5159






















Income before income taxes

      37,407


       58,094


      98,763


     137,346



$
61356


79252






















Income tax expense

14,700


23,500


33,900


53,000



$
19200


29500























Net income
$
      22,707

$
       34,594

$
      64,863

$
       84,346




42156

$
49752






















Basic earnings per share
$
0.04

$
           0.06

$
          0.12

$
           0.16




      0.08

$
      0.09






















Weighted average number of shares














536000


536000

outstanding during the period

    536,000


     536,000


    536,000


     536,000
































































































The accompanying notes are an integral part of these financial statements.























































CARC, INC.
Statement of Stockholders' Equity
For the Nine Months Ended December 31, 2004
(unaudited)
































Additional




Total



Common

Paid-In

Retained

Stockholders'



Stock

Capital

Earnings

Equity















Balances at March 31, 2004

$
    536,000

$
  2,111,886

$
    169,214

$
  2,817,100















Net income


              -


              -


      64,863


      64,863















Balances at December 31, 2004
$
    536,000

$
  2,111,886

$
    234,077

$
  2,881,963

















CARC, INC.
Statements of Cash Flows
(unaudited)







Nine Months Ended,








December 31,







2004

2003













Cash flows from operating activities:







Net income
$
       64,863

$
       84,346


Adjustments to reconcile net income to net cash








provided by operating activities:









Depreciation and amortization

     276,723


     273,931




Loss on sale of equipment

                -


                -




Deferred income tax expense

                -


       43,000




Accretion

                -


                -




Decrease (increase) in:










Cash - funds held for others

         5,534


         4,217





Accounts receivable, net

       (5,116)


     (16,852)




Other receivables

                -


                -





Prepaid expense

         5,600


            539





Inventory

                -


                -




Increase (decrease) in:










Accounts payable

         2,227


       (4,715)





Accrued liabilities

       42,756


       10,764





Unearned revenue

                -


                -





Deposits held for others

       (5,534)


       (4,217)






Net cash provided by operating activities

     387,053


     391,013













Cash flows from investing activities:







Maturities of investments

                -


                -


Capital expenditures

     (55,914)


     (42,446)


Increase in restricted escrow cash account

                -


                -













Cash flows from financing activities:







Long-term debt modification fees

                -


                -


Principal payments of long-term debt

   (232,852)


   (217,537)


Proceeds from construction loan




                -


















Net increase in cash and cash equivalents

       98,287


     131,030













Cash and cash equivalents, at beginning of period

742,678


     676,672













Cash and cash equivalents, at end of period
$
     840,965

$
     807,702













Supplemental disclosure:







Cash paid for interest
$
     150,635

$
     168,395


Cash paid for income taxes
$
       29,500

$
                -


























CARC, INC.
Notes to Interim Financial Statements
December 31, 2004



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

In the opinion of the Center, the accompanying unaudited interim financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the interim periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.






Item 2.	 Management's Discussion and Analysis of Financial Condition
and Results of Operations

Financial Condition

Current assets of the Center have increased approximately $98,000 from March 31, 2004 to December 31, 2004. Working capital was approximately $519,000 at December 31, 2004 compared to $455,000 at March 31, 2004, due to cash flow from operations.

Results of Operations - For the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31,
 2003.

Operating Revenues

Operating revenues for the nine months ended December 31, 2004 and 2003 were $2,991,000 and $2,942,000, respectively. Operating revenues increased due to a 1.5% rate increase effective August 2003, as well as a 4% increase in occupancy of apartments.

Operating revenues for the three months ended December 2004 as compared to the three months ended December 2003 were materially equal.

Operating Expenses

Operating expenses for the nine months ended December 31, 2004 and 2003 were $2,900,000 and $2,809,000, respectively. Total expenses increased approximately $91,000 due to increased occupancy of apartments and assisted living for the first two quarters of fiscal year 2005 as compared to the same period in 2004. Occupancy for the third quarter of fiscal year 2005 is down slightly from the same period in 2004. Health Care Center expenses increased $41,000 through increased payroll costs associated with staffing needs for consistently higher occupancy and additional dietary costs. Administrative and general expenses have increased approximately $50,000 due primarily to $18,000 of expenses due to additional professional fees, $18,000 of increased salaries, $3,800 for purchase of computer accessories for additional staff, $4,500 for temporary employees, and $3,600 for marketing and subscriptions.

Operating expenses for the three months ended December 31, 2004 were approximately $16,000 higher than the same period in 2003. Assisted living expenses increased approximately $6,000 as a result of increased staffing to provide additional services requested by residents. Administrative and general expenses increased approximately $10,000 from costs of legal consultation related to compliance with Sarbanes-
Oxley and increased salaries and employee benefit costs. These increases were offset by a $5,000 decrease in interest expense from the third quarter of fiscal year 2004.





Nonoperating revenue

Net nonoperating revenues, which consists primarily of interest and investment income, for the three and nine months ended December 31, 2004 and 2003 remained relatively stable.

     Liquidity

The Center generated $387,000 in cash flows from operating activities for the nine months ended December 31, 2004. The cash flows were used primarily for capital expenditures of $56,000 and to repay principal on long-term debt of $233,000.





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


I, Susan Davis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

				By:
				Name:		Susan Davis
				Title:		Administrator and Principal
                                                Executive Officer




I, Evelyn Kimbrough, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of CARC, Inc. on Form 10-QSB for the fiscal quarter ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of CARC, Inc.

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




CARC, Inc.
Clemson, South Carolina





Date: _________		By:
Susan Davis
Administrator
(Principal Executive Officer)

Date: _________		By:
Evelyn Kimbrough
Accountant
(Principal Financial and Accounting Officer)



??

??

??

??










10




	13